Form 10-Q
period 1995-03-31
EL CHICO RESTAURANTS INC
filed 1995-05-11
CIK 719961

================================================================================
                                F O R M  1 0 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

Commission file number                 0-12802
                      ----------------------------------------------------------

                            EL CHICO RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Texas                                        75-0982250
- ---------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
         or organization)

             12200 Stemmons Freeway, Suite 100, Dallas, Texas 75234
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (214) 241-5500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Number of shares outstanding of each of the issuer's classes of common stock, as of April 27, 1995.

Common Stock, $0.10 par value: 3,925,385.

================================================================================

                  EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                           (In Thousands of Dollars)

                                                                            March 31,           December 31,
                                                                               1995                 1994
                                                                        ------------------    ----------------
                                                                           (Unaudited)
       ASSETS
Current Assets:
   Cash and Cash Equivalents                                               $      329          $      727
   Accounts Receivable                                                            669                 852
   Inventories                                                                  1,252               1,189
   Prepaid Expenses and Other                                                   1,330               1,488
   Deferred Income Taxes                                                          265                  56
                                                                        ------------------    ----------------
               Total Current Assets                                             3,845               4,312

   Property and Equipment - Net                                                41,036              38,559
   Other Assets and Deferred Costs                                              1,141               1,093
                                                                        ------------------    ----------------
                                                                           $   46,022          $   43,964
                                                                        ==================    ================


       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Maturities of Long-Term Debt                                    $       23          $       22
   Trade Accounts Payable                                                       3,622               4,089
   Accrued Liabilities                                                          3,290               4,034
   Income Taxes Payable                                                           636                 173
                                                                        ------------------    ----------------
               Total Current Liabilities                                        7,571               8,318


Long-Term Debt, Less Current Maturities                                         9,677               5,533

Other Long-Term Liabilities                                                     1,019                 926

Deferred Income Taxes                                                             384                 305

Stockholders' Equity
   Preferred Stock - Authorized 1,000,000 Shares of
    $.10 Par Value; None Issued                                                    --                  --
   Common Stock - Authorized 10,000,000 Shares of
    $.10 Par Value; Issued 4,743,974 and 4,743,640
    Shares in 1995 and 1994                                                       474                 474
   Additional Paid-In Capital                                                  14,599              14,583
   Retained Earnings                                                           18,604              17,980
   Unamortized Value of Restricted Stock Issued                                   (52)                (68)
                                                                        ------------------    ----------------
                                                                               33,625              32,969
   Less Treasury Stock - At Cost, 823,006 and 615,263
     Shares in 1995 and 1994, respectively                                     (6,254)             (4,087)
                                                                        ------------------    ----------------
                                                                               27,371              28,882
                                                                        ------------------    ----------------
                                                                           $   46,022          $   43,964
                                                                        ==================    ================

                  EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (In Thousands of Dollars, Except Share and Per Share Amounts)
                                  (Unaudited)




                                                                    Quarter Ended            Quarter Ended
                                                                   March 31, 1995            March 31, 1994
                                                                   --------------            --------------
Revenues:

Sales from Company-owned restaurants                                $     23,942              $     22,273
Equipment sales                                                              192                       139
Franchise revenues                                                           461                       491
                                                                   --------------            --------------
                                                                          24,595                    22,903
Cost and Expenses:

  Restaurant cost of sales - food and beverage                             6,076                     5,734
  Restaurant cost of sales - labor                                         8,140                     7,535
  Restaurant operating expenses                                            6,809                     6,299
  Cost of equipment sales                                                    141                        20
  General and administrative                                               2,385                     2,184
  Interest expense                                                           149                        24
  Interest income                                                            (36)                      (13)
                                                                   --------------            --------------
                                                                          23,664                    21,783
                                                                   --------------            --------------

           Income before income taxes                                        931                     1,120
  Income tax provision                                                       306                       414
                                                                   --------------            --------------
           NET EARNINGS                                             $        625              $        706
                                                                   ==============            ==============
Net earnings per common share                                       $       0.15              $       0.16
                                                                   ==============            ==============
Weighted average number of shares and share
  equivalents outstanding                                              4,083,528                 4,334,413
                                                                   ==============            ==============

                  EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                         Quarter             Quarter
                                                                          Ended               Ended
                                                                     March 31, 1995      March 31, 1994
                                                                     --------------      --------------
Cash Flows from Operating Activities:
   Net Earnings                                                         $      624            $    706
   Adjustment to Reconcile Net Earnings to Net

     Cash Provided by Operating Activities
        Depreciation and Amortization of Property and Equipment              1,173               1,133
        Amortization of Deferred Costs                                         355                 312
        Decrease in Accounts Receivable                                        183                  91
        Decrease in Income Tax Receivable                                       --                 792
        Decrease (Increase) in Inventories                                     (63)                 90
        Decrease in Prepaid Expenses and Other                                 158                 106
        Increase in Other Assets and Deferred Costs                           (403)               (174)
        Decrease in Trade Accounts Payable and Accrued Liabilities          (1,211)             (1,558)
        Increase in Income Taxes Payable                                       463                 241
        Increase in Other Long-Term Liabilities                                 93                  22
        Deferred Income Taxes                                                 (130)                (41)
        Other                                                                   40                  77
                                                                     --------------      --------------
                    Net Cash Provided by Operating Activities                1,282               1,797
                                                                     --------------      --------------

Cash Flows from Investing Activities:

    Purchase of Property and Equipment                                      (3,656)             (2,565)
                                                                     --------------      --------------
                    Net Cash Used in Investing Activities                   (3,656)             (2,565)
                                                                     --------------      --------------



Cash Flows from Financing Activities:
   Borrowings of Long-Term Debt                                              4,150               1,050
   Purchase of Treasury Stock                                               (2,174)                 --
                                                                     --------------      --------------
                    Net Cash Provided by Financing Activities                1,976               1,050
                                                                     --------------      --------------

                    Net Increase (Decrease) in Cash                           (398)                282


Cash and Cash Equivalents at Beginning of Period                               727                 843
                                                                     --------------      --------------
Cash and Cash Equivalents at End of Period                              $      329            $  1,125
                                                                     ==============      ==============

                  EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES

              Note to Consolidated Condensed Financial Statements
                                  (Unaudited)




1.    Basis of presentation and other accounting information.

      The consolidated condensed financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of Management, necessary for a fair statement of the results of operations for the interim periods ended March 31, 1995 and March 31, 1994 and financial position at March 31, 1995. The adjustments consist only of normal recurring items. The results of operations for the quarter ended March 31, 1995, are not necessarily indicative of the results to be expected for the full fiscal year. The notes to the consolidated financial statements contained in the December 31, 1994, Annual Report on Form 10-K should be read in conjunction with the consolidated condensed financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company has an unsecured credit facility with a $16,000,000 commitment comprised of a $15,000,000 revolving line of credit and a $1,000,000 letter of credit facility. The line of credit matures on December 31, 1996, and may be converted to a term loan, payable quarterly on a 10-year amortization schedule, and maturing on December 31, 1998. Both the line of credit and the term loan bear interest at the Company's option of prime rate or up to six-month LIBOR plus .75 percent. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR advances or quarterly for prime rate advances. In addition, a commitment fee of .25 percent is payable quarterly on any unused commitments. As of March 31, 1995, $9,600,000 was outstanding under the line of credit. The credit facility was obtained for the funding of the construction of new Company-owned restaurants, remodeling existing restaurants, and the purchase of the Company's headquarters facility during 1993. The Company plans to open approximately eight to ten El Chico restaurants and estimates capital expenditures during 1995 to be approximately $15,000,000 to $18,000,000 which will be funded by internal operations and the existing credit facility.

During the quarter, the Company opened one "El Chico" restaurant and purchased an existing "El Chico" restaurant from a franchisee.

Working capital increased from a deficit of $4,006,000 at December 31, 1994 to a deficit of $3,726,000 at March 31, 1995, primarily as a result of a decrease in accounts payable and accrued liabilities, a reflection of normal seasonal payment patterns.


Results of Operations

Revenues for the quarter ended March 31, 1995 were $24.6 million compared with $22.9 million for the quarter ended March 31, 1994. Company-owned restaurant sales included in these amounts were $23.9 million and $22.3 million, respectively. Comparable "El Chico" restaurant sales were down 2.7 percent. During the quarter, the Company opened one "El Chico" restaurant in The Woodlands, Texas and purchased one existing "El Chico" restaurant from a franchise in Paducah, Kentucky.

Franchise-related income decreased for the quarter primarily as a result of the purchase of the Paducah, Kentucky restaurant from a franchisee during the quarter, the closing of a franchise restaurant in December 1994, and a decrease in comparable store sales of .5 percent.

Pronto Design & Supply, Inc. (Pronto) is a wholly owned subsidiary in the business of designing food-service kitchens and supplying the related equipment. Equipment sales increased from $139,000 to $192,000. Equipment costs of sales for the quarter ended March 31, 1995 increased as a percentage of sales due to higher vendor rebate income a year ago.

Restaurant food costs for the quarter decreased as a percentage of sales from
25.7 percent to 25.4 percent primarily due to decreases in beef and produce costs.

Restaurant labor as a percentage of sales increased during the quarter from
33.8 percent to 34.0 percent as a result of additional labor required for the initial phase of new store openings.

Operating expenses for the quarter increased slightly from 28.3 percent of sales to 28.4 percent. Increases in supplies, advertising and security fees were partially offset by a decrease in laundry and insurance expense.

General and administrative costs for the quarter increased from $2,184,000 to $2,385,000 as a result of an increase in professional fees, employee costs and training wages.

Interest expense, reported net of capitalized interest, increased as a result of increased borrowings and interest rates. Interest income decreased due to a decline in average invested cash balances.

At March 31, 1995 there were 67 Company-operated restaurants and 28 franchised restaurants.

PART II.         OTHER INFORMATION

Item 5.          Other Information

                 On February 9, 1995, the Board of Directors of the Company adopted a shareholder rights plan (the "Rights Plan") and declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of the Company's Common Stock to shareholders of record as of the close of business on February 23, 1995. Each Right entitles the registered holder to purchase from the Company a unit consisting of one-thousandth of a share (a "Unit") of the Company's Series A Preferred Stock, $.10 par value (the "Preferred Stock"), at a purchase price of $48 per Unit, subject to adjustment. The description and terms of the Rights are set forth in that certain Rights Agreement dated February 9, 1995 (the "Rights Agreement"), between the Company and Society National Bank, as Rights Agent.

                 The Rights Agreement, as well as certain other documents related to the Rights Plan, are filed as exhibits to the Company's registration statement on Form 8-A, filed with the Securities and Exchange Commission on February 21, 1995, and as amended under cover of Form 8-A/A (Amendment No. 1) filed with the Commission on March 13, 1995 (as so amended, the "Form 8-A"). For a more complete description of the terms and provisions of the Rights and the Rights Plan, see the Form 8-A.

Item 6.          Exhibits and Reports on Form 8-K.

(a)              Exhibits
                 27 Financial Data Schedule.

(b) No report on Form 8-K was filed or required to be filed during the quarter ended March 31, 1995.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  EL CHICO RESTAURANTS, INC.

Date: May 10, 1995                                By:  /s/ SUSAN R. HOLLAND
                                                      ----------------------
                                                       Susan R. Holland
                                                       Treasurer, Controller

                                 EXHIBIT INDEX


Exhibit No.               Description
- -----------               -----------

    27              Financial Data Schedule