Form 10-Q
period 1995-04-01
EL CHICO RESTAURANTS INC
filed 1995-08-14
CIK 719961

F O R M  1 0 - Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

                                          OR

          [  ] TRANSITION  REPORT PURSUANT  TO SECTION  13 OR 15(d)  OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                     to


          Commission file number                 0-12802



                               EL CHICO RESTAURANTS, INC.
                (Exact name of registrant as specified in its charter)

            Texas                                              75-0982250
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                             Identification No.)

                12200 Stemmons Freeway, Suite 100, Dallas, Texas 75234
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (214) 241-5500
                 (Registrant's telephone number, including area code)


                 (Former name, former address and former fiscal year,
                            if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes       No

          Number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 1995.

          Common Stock, $0.10 par value: 3,926,087.

                              EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED BALANCE SHEET
                              (In Thousands of Dollars, Except Par Value)

                                                                 June 30,     December 31,
                                                                   1995             1994
                                                                (Unaudited)
                   ASSETS
            Current Assets:
                                                                     >
               Cash and Cash Equivalents                        $   220        $   727
               Accounts Receivable                                  899            852
               Inventories                                        1,165          1,189
               Prepaid Expenses and Other                           988          1,488

               Deferred Income Taxes                                 54             56
                           Total Current Assets                   3,326          4,312

               Property and Equipment - Net                      41,874         38,559
               Other Assets and Deferred Costs                    1,033          1,093
                                                                $46,233        $43,964


                   LIABILITIES AND STOCKHOLDERS' EQUITY
            Current Liabilities:
               Current Maturities of Long-Term Debt             $    23        $    22
               Trade Accounts Payable                             4,035          4,089
               Accrued Liabilities                                3,100          4,034
               Income Taxes Payable                                 354            173
                           Total Current Liabilities              7,512          8,318

            Long-Term Debt, Less Current Maturities
                                                                  8,822          5,533
            Other Long-Term Liabilities
                                                                  1,335            926

            Deferred Income Taxes                                   178            305

            Stockholders' Equity:
               Preferred Stock - Authorized 1,000,000
                Shares of $.10 Par Value;
                None Issued

               Common Stock - Authorized 10,000,000
                Shares of $.10 Par Value;
                Issued 4,743,974 and 4,743,640
                Shares in 1995 and 1994                             474            474
               Additional Paid-In Capital                        14,634         14,583
               Retained Earnings                                 19,608         17,980
               Unamortized Value of Restricted Stock Issued         (94)           (68)

                                                                 34,622         32,969
               Less Treasury Stock - At Cost,
                 816,938 and 615,263
                 Shares in 1995 and 1994, respectively           (6,236)        (4,087)

                                                                 28,386         28,882
                                                              $  46,233        $43,964



                              EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands of Dollars, Except Share and Per Share Amounts)
                                              (Unaudited)





                              Quarter Ended                 Six Months
                                         June 30, 1995  June 30, 1994 June 30, 1995 June 30, 1994
         Revenues:

           Sales from Company-owned
            restaurants                      $  25,729    $  23,920      $ 49,671     $ 46,193

           Equipment sales                         416          149           608          288
           Franchise revenues                      542          538         1,003        1,029

                                                26,687       24,607        51,282       47,510
         Cost and Expenses:

           Restaurant cost of sales - food
         and beverage                            6,471        6,159        12,547       11,894

           Restaurant cost of sales - labor      8,514        7,926        16,654       15,461

           Restaurant operating expenses         7,355        6,623        14,164       12,922
           Cost of equipment sales                 388          113           529          133
           General and administrative            2,332        2,306         4,717        4,488

           Interest expense                        158           39           307           63
           Interest income                         (10)         (25)          (46)         (37)

                                                25,208       23,141        48,872       44,924

           Income before income
             taxes                               1,479        1,466         2,410        2,586


           Income tax provision                    476          504           782          918
                    NET EARNINGS             $   1,003    $     962      $  1,628     $  1,668

         Net earnings per common share       $      0.25   $   0.22      $   0.41     $   0.39
         Weighted average number of shares
         and share equivalents outstanding     3,942,393   4,302,919     4,012,951    4,322,783














                              EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (In Thousands of Dollars)
                                              (Unaudited)



                                                                     Six Months Ended
                                                               June 30, 1995  June 30, 1994

            Cash Flows from Operating Activities:
               Net Earnings                                       $1,628          $1,668
               Adjustment to Reconcile Net Earnings to Net

                 Cash Provided by Operating Activities
                    Depreciation and Amortization of Property and
            Equipment                                              2,447           2,312

                    Amortization of Deferred Costs                   686             666
                    Decrease (Increase) in Accounts Receivable       (47)            116

                    Decrease in Income Tax Receivable                                792
                    Decrease in Inventories                           24             159
                    Decrease (Increase) in Prepaid Expenses and
                     Other                                           255             (54)
                    Increase in Other Assets and Deferred Costs     (625)           (205)

                    Decrease in Trade Accounts Payable and
                     Accrued Liabilities                            (988)         (1,181)

                    Increase in Income Taxes Payable                 181              84
                    Increase in Other Long-Term Liabilities          409              66
                    Deferred Income Taxes                           (125)            (29)
                    Other                                            109             269

                   Net Cash Provided by Operating Activities        3,954          4,663

            Cash Flows from Investing Activities:

                Purchase of Property and Equipment                (5,832)         (5,877)
                Net Cash Used in Investing Activities             (5,832)         (5,877)



            Cash Flows from Financing Activities:
               Borrowings of Long-Term Debt                        3,300           1,150
               Purchase of Treasury Stock                         (2,174)
               Payment of Note Receivable                            245

                       Net Cash Provided by Financing Activities   1,371           1,150

                                Net Decrease in Cash                (507)            (64)


            Cash and Cash Equivalents at Beginning of Period         727             843
            Cash and Cash Equivalents at End of Period            $  220          $  779






                              EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES

                 Note to Consolidated Condensed Financial Statements
                                     (Unaudited)




        1.  Basis of presentation and other accounting information.

            The consolidated condensed financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of Management, necessary for a fair statement of the results of operations for the interim  periods  ended June  30,  1995  and  June  30, 1994  and financial position at June 30, 1995. The adjustments consist only of normal recurring items. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. The notes to the consolidated financial statements contained in the December 31, 1994 Annual Report on Form 10-K should be read in conjunction with the consolidated condensed financial statements.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Liquidity and Capital Resources

          The Company has an unsecured credit facility with a $16,000,000 commitment comprised of a $15,000,000 revolving line of credit and a $1,000,000 letter of credit facility. The line of credit matures on December 31, 1996, and may be converted to a term loan, payable quarterly on a 10-year amortization schedule, and maturing on December 31, 1998. Both the line of credit and the term loan bear interest at the Company's option of prime rate or up to six-month LIBOR plus .75 percent. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR advances or quarterly for prime rate advances. In addition, a commitment fee of .25 percent is payable quarterly on any unused commitments. As of June 30, 1995, $8,750,000 was outstanding under the line of credit. The credit facility was obtained for the funding of the construction of new Company-owned restaurants, remodeling existing restaurants, and the purchase of the Company's headquarters facility during 1993. The Company plans to open approximately eight El Chico restaurants and estimates capital expenditures during 1995 to be approximately $13,000,000 to $15,000,000 which will be funded by internal operations and the existing credit facility.

          During the quarter one Company-owned "El Chico" restaurant and one franchised "El Chico" restaurant were opened in Humble, Texas and Wichita, Kansas, respectively.

          Working capital decreased from a deficit of $4,006,000 at December 31, 1994 to a deficit of $4,186,000 at June 30, 1995, primarily as a result of a decrease in prepaid expenses and cash, partly offset by a decrease in accrued liabilities.


          Results of Operations

          Revenues for the quarter ended June 30, 1995 were $26.7 million, an increase of 8.5 percent, as compared to $24.6 million for the quarter ended June 30, 1994. Company-owned restaurant sales included in these amounts were $25.7 million and $23.9 million, respectively, an increase of 7.6 percent reflecting the addition of new stores. Comparable Company-owned El Chico concept restaurant sales were down 1.8 percent.

          Year-to-date revenues were $51.3 million compared with $47.5 million for the same period a year earlier. Company-owned restaurant sales included in these amounts were $49.7 million and $46.2 million, respectively. The increase of 7.5 percent was due to the addition of new stores, partly offset by a decrease of 2.0 percent in comparable Company-owned El Chico restaurants.

          Franchise-related income increased for the quarter due to a franchise fee related to the opening of the Wichita, Kansas restaurant and an increase in comparable store sales of 1.4 percent, partly offset by a decrease in the number of franchise stores during the quarter. Year-to-date franchise-related income decreased as a result of a decrease in the number of franchise stores, partly offset by an increase in same-store sales of .5 percent and the Wichita, Kansas franchise fee.

          Pronto Design & Supply, Inc. (Pronto) is a wholly owned subsidiary in the business of designing food-service kitchens and supplying the related equipment. Equipment sales increased for the quarter and year-to-date, primarily due to the sale of kitchen equipment to the Wichita, Kansas franchisee. Equipment cost of sales for the quarter and year-to-date increased as a percentage of sales due to higher vendor rebate income a year ago.

          Restaurant food costs for the quarter decreased as a percentage of sales to 25.2 percent from 25.7 percent and for the year-to-date to 25.3 percent from 25.7 percent as a result of a decline in the cost of beef, cheese, avocados and tomatoes from a year ago. This decrease was partly offset by an increase in lettuce costs.

          Restaurant labor was stable during the quarter and year-to-date at 33.1 percent and 33.5 percent of sales, respectively.

          Operating expenses for the quarter and year-to-date increased as a percentage of sales due to an increase in advertising and supply costs partially offset by lower laundry costs.

          General and administrative costs for the quarter increased as a result of an increase in field supervision costs and training wages offset by lower incentive compensation. Cost for the year-to-date increased due to higher employee costs, training wages and professional fees offset by lower incentive compensation.

          Interest expense increased for the quarter and year-to-date as a result of an increase in average outstanding debt and higher interest rates. Interest income for the quarter decreased due to a decline in average invested cash balances. Interest income for the year-to-date increased due to interest income received related to amended tax returns.

          At June 30, 1995 there were 68 Company-operated restaurants and 29 franchised restaurants.

          PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits  27 Financial Data Schedule.

          (b) No report on Form 8-K was filed or required to be filed during the quarter ended June 30, 1995.






                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 EL CHICO RESTAURANTS, INC.


          Date: August 11 1995                    By:/s/Susan R. Holland
                                                      Treasurer, Controller