Form 10-Q
period 1995-09-30
EL CHICO RESTAURANTS INC
filed 1995-11-14
CIK 719961

November 13, 1995


 Securities and Exchange Commission
 450 Fifth Street, N.W.
 Room 1004
 Judiciary Plaza
 Washington, D.C.  20549

 RE:  El Chico Restaurants, Inc. 10-Q for Quarter Ended September 30, 1995


 Gentlemen:

 We are transmitting electronically the Form 10-Q for El Chico Restaurants, Inc. for the quarter ended September 30, 1995.

 We are also forwarding three complete copies, one of which is manually signed, to the National Association of Securities Dealers, Inc.

 Sincerely,


 Susan R. Holland
 Treasurer, Controller

 /kgt


 cc: National Assoc. of Securities Dealers, Inc.
     (w/enclosures)
     Lawrence E. White
     John A. Cuellar
     Ron Frappier
     Darl Hatfield
     Britt Langford
==========================================================

                        F O R M  1 0 - Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1995

                               OR

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

 For the transition period from             to

 Commission file number          0-12802


                    EL CHICO RESTAURANTS, INC.
     (Exact name of registrant as specified in its charter)

            Texas                              75-0982250
 (State or other jurisdiction of (I.R.S. Employer Identification No.) Incorporation or organization)

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

 Number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1995.

 Common Stock, $0.10 par value: 4,093,753.

  ===============================================================
          EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
          (In Thousands of Dollars, Except Par Value)

                                     September 30,        December 31,
                                        1995                1994
                                      (Unaudited)

        ASSETS

  Current Assets:
    Cash and Cash Equivalents             $    83            $  727
    Accounts Receivable                       719               852
    Inventories                             1,224             1,189
    Prepaid Expenses and Other              1,086             1,488
    Deferred Income Taxes                      90                56
                                           ------             -----
       Total Current Assets                 3,202             4,312


    Property and Equipment - Net           43,567            38,559
    Other Assets and Deferred Costs         1,013             1,093
                                          -------           -------
                                          $47,782           $43,964
                                          =======           =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
   Current Maturities of Long-Term Debt   $    24            $   22
   Trade Accounts Payable                   3,304             4,089
   Accrued Liabilities                      3,750             4,034
   Income Taxes Payable                        71               173
                                          -------            ------
       Total Current Liabilities            7,149             8,318

 Long-Term Debt, Less Current Maturities    7,866             5,533

 Other Long-Term Liabilities                1,412               926

 Deferred Income Taxes                        106               305


 Stockholders' Equity:
    Preferred Stock - Authorized 1,000,000
     Shares of$.10 Par Value; None Issued      -                 -
    Common Stock - Authorized 10,000,000
     Shares of $.10 Par Value; Issued
     4,743,974 and 4,743,640 Shares in 1995
     and 1994                                 474               474
    Additional Paid-In Capital             15,880            14,583
    Retained Earnings                      20,728            17,980
    Unamortized Value of Restricted Stock
    Issued                                    (84)              (68)
                                           ------             ------
                                           36,998             32,969

    Less Treasury Stock - At Cost, 651,555
     and 615,263 Shares in 1995 and
     1994, respectively                    (5,749)            (4,087)
                                           ------             ------
                                           31,249             28,882
                                           ------             ------
                                          $47,782            $43,964
                                           ======             ======

          EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
 (In Thousands of Dollars, Except Share and Per Share Amounts)
                          (Unaudited)




                              Quarter Ended            Nine Months Ended
                          9/30/95       9/30/94      9/30/95        9/30/94
                          -------       -------      -------        -------

 Revenues:
  Sales from Company-
   Owned restaurants      $26,178        $23,691      $75,849        $69,884
  Equipment sales             146            299          754            587
  Franchise revenues          555            543        1,558          1,572
                          -------        -------      -------        -------
                           26,879         24,533       78,161         72,043

 Cost and Expenses:
  Restaurant cost of
    sales - food and
    beverage                6,520         5,954       19,067          17,848
  Restaurant cost of
    sales - labor           8,564         7,700       25,218          23,161
  Restaurant operating
    expenses                7,680         6,790       21,844          19,712
  Cost of equipment sales     131           264          660             397
  General and admin.        2,301         2,377        7,018           6,865
  Interest expense            146            34          453              97
  Interest income             (17)          (27)         (63)            (64)
                           ------        ------       ------          ------
                           25,325        23,092       74,197          68,016

 Income before inc taxes    1,554         1,441        3,964           4,027
 Income tax provision         434           461        1,216           1,379
                          -------        ------       ------          ------
    NET EARNINGS          $ 1,120       $   980      $ 2,748         $ 2,648
                          =======        ======       ======          ======
 Net earnings per
  common share            $  0.28       $  0.23      $  0.68         $  0.62
                          =======        ======       ======          ======

 Weighted average number of
  shares and share equivalents
  outstanding           4,042,599     4,249,881    4,022,833       4,295,738
                        =========     =========    =========       =========

          EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (In Thousands of Dollars)
                          (Unaudited)


                                                       Nine Months Ended
                                                    9/30/95         9/30/94


 Cash Flows from Operating Activities:
  Net Earnings                                    $ 2,748           $ 2,648
  Adjustments to Reconcile Net Earnings to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization of Property
      and Equipment                                 3,798             3,515
    Amortization of Deferred Costs                  1,043               958
    Decrease in Accounts Receivable                   133               129
    Decrease in Income Tax Receivable                   -               792
    Decrease (Increase) in Inventories                (35)              143
    Decrease (Increase) in Prepaid Expenses
      and Other                                       157              (228)
    Increase in Other Assets and Deferred Costs      (963)             (327)
    Decrease in Trade Accounts Payable and
     Accrued Liabilities                           (1,069)             (843)
    Increase (Dec.) in Income Taxes Payable          (102)              330
    Increase (Dec.) in Other Long-Term Liabilities    486               (34)
    Deferred Income Taxes                            (233)              104
    Other                                             281               359
                                                    -----             -----
      Net Cash Provided by Operating Activities     6,244             7,546
                                                    -----             -----

 Cash Flows from Investing Activities:
   Purchase of Property and Equipment              (8,978)           (9,012)
   Receipt of Note Receivable                         245                 -
                                                   ------            ------
   Net Cash Used in Investing Activities           (8,733)           (9,012)
                                                   ------            ------

  Cash Flows from Financing Activities:
    Borrowings of Long-Term Debt                    2,350             1,050
    Purchase of Treasury Stock                     (2,174)                -
    Issuance of Common Stock                        1,669                 -
                                                   ------            ------
    Net Cash Provided by Financing Activities       1,845             1,050
                                                  -------            ------
    Net Decrease in Cash                             (644)             (416)

 Cash and Cash Equivalents at Beginning of Period     727               843
                                                  -------           -------
 Cash and Cash Equivalents at End of Period       $    83           $   427
                                                  =======           =======

          EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES

      Note to Consolidated Condensed Financial Statements
                          (Unaudited)




 1. Basis of presentation and other accounting information.

   The consolidated condensed financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of Management, necessary for a fair statement of the results of operations for the interim periods ended September 30, 1995 and September 30, 1994 and financial position at September 30, 1995. The adjustments consist only of normal recurring items. The results of operations for the quarter ended September 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. The notes to the consolidated financial statements contained in the December 31, 1994 Annual Report on Form 10-K should be read in conjunction with the consolidated condensed financial statements.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Liquidity and Capital Resources

 The Company has an unsecured credit facility with a $16,000,000 commitment comprised of a $15,000,000 revolving line of credit and a $1,000,000 letter of credit facility. The line of credit matures on December 31, 1996, and may be converted to a term loan, payable quarterly on a 10-year amortization schedule, and maturing on December 31, 1998. Both the line of credit and the term loan bear interest at the Company's option of prime rate or up to six-month LIBOR plus .75 percent. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR advances or quarterly for prime rate advances. In addition, a commitment fee of .25 percent is payable quarterly on any unused commitments. As of September 30, 1995, $7,800,000 was outstanding under the line of credit. The credit facility was obtained for the funding of the construction of new Company-owned restaurants, remodeling existing restaurants, and the purchase of the Company's headquarters facility during 1993. The Company plans to open approximately seven El Chico restaurants and estimates capital expenditures during 1995 to be approximately $12,000,000 to $13,000,000, which will be funded by internal operations and the existing credit facility.

 During the quarter two Company-owned "El Chico" restaurants were opened in Evansville, Indiana and Edmond, Oklahoma.

 The Company is currently operating with a working capital deficit, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory. Working capital increased from a deficit of $4,006,000 at December 31, 1994 to a deficit of $3,947,000 at September 30, 1995, primarily as a result of a decrease in accrued liabilities, partly offset by a decrease in prepaid expenses.


 Results of Operations

 Revenues for the quarter ended September 30, 1995 were $26.9 million, an increase of 9.6 percent, as compared to $24.5 million for the quarter ended September 30, 1994. Company-owned restaurant sales included in these amounts were $26.2 million and $23.7 million, respectively, an increase of 10.5 percent, reflecting the addition of new stores. Comparable Company-owned El Chico concept restaurant sales were down 2.1 percent. During the quarter the Company introduced a new menu into its El Chico restaurants that increased its average check by about 1% during the quarter. By quarter end, the average check had increased 3%.

 Year-to-date revenues were $78.2 million compared with $72.0 million for the same period a year earlier. Company-owned restaurant sales included in these amounts were $75.8 million and $69.9 million, respectively. The increase of
 8.5 percent was due to the addition of new stores, partly offset by a decrease of 1.8 percent in comparable store sales for Company-owned El Chico restaurants.

 Franchise-related income increased for the quarter due to an increase in comparable store sales of 2.7 percent. Year-to-date franchise-related income decreased as a result of a decrease in the number of franchise stores, partly offset by an increase in same-store sales of 1.3 percent and the Wichita, Kansas franchise fee.

 Pronto Design & Supply, Inc. (Pronto) is a wholly owned subsidiary in the business of designing food-service kitchens and supplying the related equipment. Equipment sales decreased for the quarter as the result of Pronto directing its resources on El Chico restaurant growth rather than the development of outside sales. Equipment sales increased for the year-to-date, primarily due to the sale of kitchen equipment to the Wichita, Kansas franchisee. Equipment cost of sales for the quarter and year-to-date increased as a percentage of sales due to higher vendor rebate income a year ago.

 Restaurant food costs for the quarter decreased as a percentage of sales to
 24.9 percent from 25.1 percent as a result of a decline in the cost of beef, beans, avocados and tomatoes from a year ago. Food costs for the year-to-date decreased from 25.5 percent to 25.1 percent as a result of a decline in the cost of beef, cheese, avocadoes and tomatoes, partly offset by an increase in lettuce costs.

 Restaurant labor increased as a percentage of sales to 32.7 percent from 32.5 percent and for the year-to-date to 33.2 percent from 33.1 percent as a result of an increase in management labor.

 Operating expenses for the quarter increased as a percentage of sales from
 28.7 percent to 29.3 percent as a result of an increase in supply costs, preopening amortization and cost related to the replacement of point-of-sale equipment. These increases were partly offset by a decline in laundry and insurance costs. Operating expenses for the year-to-date increased as a percentage of sales due to an increase in supply costs, advertising and the costs related to replacing point-of-sale equipment, partially offset by lower laundry costs.

 General and administrative costs for the quarter decreased as the result of lower professional fees, training wages and incentive compensation, offset by increased field supervision costs and increased employee costs. General and administrative costs for the year-to-date increased due to increased employee costs and field supervision, partly offset by lower incentive compensation.

 Interest expense increased for the quarter and year-to-date as a result of an increase in average outstanding debt and higher interest rates. Interest income for the quarter decreased due to a decline in average invested cash balances. Interest income for the year-to-date decreased from $64,000 to $63,000 due to a decline in average invested cash balances, partly offset by interest income received related to amended tax returns.

 At September 30, 1995 there were 70 Company-operated restaurants and 29 franchised restaurants.

 PART II.                 OTHER INFORMATION


 Item 6.   Exhibits and Reports on Form 8-K.

 (a)   Exhibits
       27 Financial Data Schedule.

 (b) No report on Form 8-K was filed or required to be filed during the quarter ended September 30, 1995.






                           SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




           EL CHICO RESTAURANTS, INC.


 Date: November 13, 1995          By: /s/Susan R. Holland
                                      Treasurer, Controller