Form 10-K
period 1995-12-31
EL CHICO RESTAURANTS INC
filed 1996-03-19
CIK 719961

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                      Form 10-K
          (Mark One)

         X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the year ended: December 31, 1995
                                          OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          Commission file number: 0-12802

                              El Chico Restaurants, Inc.
                (Exact name of registrant as specified in its charter)
                       Texas                           75-0982250
          (State or other jurisdiction of
          (I.R.S. Employer Identification No.)
          incorporation or organization)

             12200 Stemmons, Suite 100
                   Dallas, Texas                          75234
     (Address of principal executive offices)                         (Zip
          Code)
              Registrant's telephone number, including area code: (214)
          241-5500

             Securities Registered Pursuant to Section 12(b) of the Act:

                                         None

             Securities Registered Pursuant to Section 12(g) of the Act:
                             Common Stock, $.10 par value

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes   x            No
               The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 4, 1996 was $35,321,367. As of that date, there were 4,095,231 shares of the registrant's Common Stock, par value $.10, outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the registrant's definitive Proxy Statement to be furnished to shareholders in connection with its Annual
          Meeting  of  Shareholders  to  be  held   on  May  2,  1996,  are
          incorporated by reference in Parts I and III of this Form 10-K.

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                        PART I

          ITEM 1.   BUSINESS.

               El Chico Restaurants, Inc. (generally referred to herein together with its predecessor and subsidiaries as the "Company" unless the context otherwise requires) was incorporated in Texas in 1957 as a successor to a restaurant business operated since 1940. The Company's primary business is operating and franchising full-service, family-style restaurants under the name "El Chico" that offer moderately priced, high quality, Mexican-style cuisine and alcoholic beverages. As of December 31, 1995, a total of 101 restaurants were in operation in Alabama, Arkansas, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, South Carolina, Tennessee, and Texas, of which 72 were Company-operated and 29 were franchised. Included in the 72 Company-owned restaurants were one restaurant under the name "Casa Rosa Restaurante", and two restaurants under the name "Cantina Laredo". During 1995, the Company opened six Company-owned El Chico restaurants, purchased an El Chico restaurant from an existing franchisee, and opened one franchised El Chico restaurant. The Company also is engaged in designing and supplying food-service equipment through its Pronto Design and Supply, Inc. subsidiary.

          El Chico Restaurants

               In addition to offering Mexican-style cuisine, El Chico restaurants offer a limited number of non-Mexican and children's items. The Company continually evaluates and revises its menu to improve its products.

               The restaurants, which cater to families, are open daily for lunch and dinner and offer entrees that generally range from $3.99 to $10.99. Alcoholic beverages, which are served primarily with meals (as opposed to bar service), generated approximately
          8.0 percent of all restaurant revenues for 1995.

               The average El Chico restaurant seats approximately 200 people, and the average restaurant size is approximately 5,600 square feet. The decor generally features painted stucco walls, complementary furnishings, and a bar area. The exterior of the freestanding restaurants reflects a style of Mexican architecture. During 1992, the Company began to remodel the interiors and exteriors of virtually every Company-owned El Chico restaurant, utilizing features of a newly designed prototype restaurant. This remodel program was completed during 1993. The Company believes that periodic remodels are important to maintaining the competitiveness of its restaurants. During 1995, the Company began to remodel the interiors and exteriors of certain new restaurants opened in 1993 and 1994, including retrofitting of full-service bars, as well as further upgrades of older restaurants. The Company anticipates continuing these remodeling programs in 1996 and thereafter.

               The Company makes centralized purchasing arrangements for the basic ingredients of its menu items in order to secure favorable prices and uniform quality specifications. The Company currently purchases most ingredients and supplies through a single distributor under a contract that may be terminated upon 12 months' written notice to its distributor. In the event that for any reason the Company's primary distributor ceases to meet the Company's needs, the Company does not anticipate that it would have significant difficulty in obtaining food items and supplies at competitive prices from other sources.

               The Company utilizes local advertising for individual restaurants and broadcast advertising where market penetration is efficient as well as public relations activities aimed at individual restaurants and entire markets. The Company's advertising campaigns emphasize freshness, quality food, good service and value. In 1995, the Company terminated its agreement with its previous advertising agency and began a search, which was completed successfully in early 1996, for a new agency. During 1995, the Company's expenditures for advertising were approximately 2 percent of Company-owned restaurant revenues.

          Franchised Restaurants

               Generally, the El Chico restaurants franchised by the Company operate for an initial term of 15 years, require an initial franchise fee of $35,000, a continuing royalty fee of 4 percent of the franchisee's gross revenues, and a marketing fee of 1 percent of such gross revenues.

               The  Company exercises  stringent qualification  criteria in selecting its franchisees. Among the criteria for selection are the franchisee's financial strength, successful history of restaurant business management, and commitment to the Company's high standards of business conduct. The Company's franchisees are required to comply with the Company's standards and operating guidelines. The Company regularly reviews the performance of its franchisees to ensure such compliance.

          Specialty Restaurants

               As of December 31, 1995, the Company owned and operated two types of specialty restaurants consisting of two Cantina Laredo restaurants and one Casa Rosa Restaurante. The Company presently has no plans to develop additional specialty restaurants under either existing or new concepts, but it has been presented with site opportunities for new Cantina Laredo restaurants which have been considered on a case-by-case basis as would other such opportunities if presented in the future.

          New Restaurant Construction

               Management estimates that the cost of building, equipping, and opening a new freestanding El Chico restaurant will range from $1,425,000 to $2,350,000, including approximately $290,000 to $830,000 for land, approximately $600,000 to $760,000 for sitework, construction, and landscaping, and approximately $535,000 to $760,000 for equipment, furniture, and opening costs. The cost of developing new Company restaurants will vary, primarily because of varying costs of land, sitework, signage, pre-opening, and labor.

               During 1995, seven Company-owned El Chico restaurants were opened, including one El Chico restaurant which was purchased from an existing franchisee. By the end of 1996, the Company expects to open two to four additional El Chico restaurants and

          remodel   eight   to  twelve   El  Chico   restaurants  including
          retrofitting of full-service bars in certain recently opened restaurants without such features.

          Service Marks

               The Company has obtained federal registration of the service mark "El Chico", the El Chico design, and other related service marks. The El Chico service mark is also currently registered in 10 states. These service marks are of material importance to the operation of the Company's business. The Company has also federally registered service marks for "Casa Rosa Restaurante", "Cantina Laredo", and a design that features the phrase "Cuellars' El Chico".


          Employees

               As of December 31, 1995, the Company employed approximately 3,900 persons (including full- and part-time personnel), of whom 3,800 were restaurant employees and 100 were restaurant supervision and corporate employees. Company restaurants employ an average of approximately 50 to 60 full- or part-time employees. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a major work stoppage, strike, or labor dispute. The Company considers its employee relations to be good.

          Competition

               The restaurant business is highly competitive, and competition among restaurants serving Mexican cuisine is increasing. The Company believes that the principal competitive factors in its restaurant business are quality, value, service, atmosphere, and location. The Company's restaurants compete with many food service operations in the vicinity of each restaurant, including restaurants specializing in Mexican food. The Company believes that its competitive position in certain markets is enhanced by regional name recognition and by its moderately priced menu, quality food, and a comfortable, full-service, family-oriented dining atmosphere. Other companies, however, continue to open restaurants similar to the Company's restaurants, and certain of these competitors have greater resources than the Company.

          Governmental Regulation

               The Company is subject to various federal, state, and local laws affecting its business. Many stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors have increased and can be expected to continue to increase both the cost of and the time required for constructing new restaurants as well as the cost of operating Company restaurants. The Company's restaurants are subject to various health, sanitation, and safety standards and are also subject to state and local licensing and regulation with respect to the service of alcoholic beverages. The service of alcoholic beverages is material to the business of the Company. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's operations in that location. Liquor licenses must be renewed annually. The Company has not encountered any significant problems relating to alcoholic beverage licenses and permits to date.

               The Company may be subject in certain  states to "dram-shop"
          statutes, which may establish liability for improper alcoholic beverage service. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

               The Company is also subject to state and federal labor laws.
          These include the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions; the Immigration and Naturalization Act, which governs employee citizenship requirements; and the Americans with Disabilities Act, which governs non-discriminating employment practices and reasonable accommodations for disabled persons, both employees and customers. A significant portion of the Company's food service personnel are paid at rates related to the federal minimum wage; and, accordingly, increases in the minimum wage increase the Company's labor costs. The Company has managed cost increases from past minimum wage increases by adjusting prices, adding and deleting menu items, and changing plate presentations, but the ability to manage future increases thusly would depend on the size of such increases, their timing, and the competitive environment.

               In recent years many states have enacted laws regulating franchise operations. Much of this legislation requires detailed disclosure in the offer and sale of franchises and the registration of the franchisor with state administrative agencies. The Company is also subject to Federal Trade Commission regulations relating to disclosure requirements in the sale of franchises. Additionally, certain states have enacted, and others may enact, legislation governing the termination and non-renewal of franchises and other aspects of the franchise relationship that are intended to protect franchisees. The foregoing matters may result in some modifications in the Company's franchising activities and some delays or failures in enforcing certain of its rights and remedies under license and lease agreements. The laws applicable to franchise operations and relationships are developing rapidly, and the Company is unable to predict the effect on its intended operations of additional requirements or restrictions that may be enacted or promulgated or of court decisions that may be adverse to franchisors.

               Effective September 1, 1991, the Company elected to become a non-subscriber of the Texas Workers' Compensation Act. Upon this election, excess liability insurance was acquired, and an employee benefit trust was established to provide for benefits in the event of injury. Indications are that this election has been favorable; however, the Texas Workers' Compensation Act has undergone certain favorable reforms, with further changes expected. Management reviews this election periodically.


          ITEM 2.   PROPERTIES.

               As of December 31, 1995, the Company owned 19 of its restaurant locations and leased the remaining 53 restaurant locations. The leases have terms that expire between 1996 and

          2010, excluding renewal options not yet exercised, and have an average remaining term of approximately six years. The leases generally provide for rentals ranging from 3 percent to 6 percent of gross restaurant sales, with a stated minimum rental. Under substantially all of its leases, the Company is required to pay real estate taxes, insurance, and maintenance expenses. Construction is expected to begin in March on a leased site replacing an existing store in Richardson, Texas and during the second quarter on a site owned by the Company in Lexington, Kentucky.

               Of the 72 restaurants operated by the Company as of December

          31, 1995, 53 were freestanding buildings, nine were located in strip shopping centers, and 10 were located in shopping malls. As of the same date, two of the Company's 29 franchised restaurant locations were owned by the Company and leased by the Company to the franchisees, one was leased by the Company and subleased to a franchisee, and 26 were directly leased or owned by the franchisees.

               As of March 4, 1996, the Company owned four tracts of raw land, which are located adjacent to (i) an existing franchised location, (ii) two open and operating Company-owned locations, and (iii) a closed Company-owned location. In addition to these tracts, during 1995 the Company purchased two separate tracts of land for future development. As of the same date, the Company owned two parcels of real estate, one of which is leased to a non-related business. In addition, there are two locations that

          are  leased   by  the  Company   and  subleased  to   non-related
          businesses.

               During 1993, the Company purchased a 67,665 square foot office facility, where it had been leasing approximately 20,000 square feet of space. The Company continues to office in the facility and is leasing the majority of the remaining square footage to unrelated businesses. A 15,000 square foot warehouse is leased which houses restaurant equipment and is located in close proximity to the office facility. The Company also owns a tract of land consisting of approximately one acre and an 8,000 square foot building in Carrollton, Texas. This property is utilized primarily for the training of restaurant management.


          ITEM 3.   LEGAL PROCEEDINGS.

               Although the Company is a defendant in various lawsuits arising out of the ordinary course of its business, in the opinion of management, these lawsuits will not have a material adverse effect upon the Company's business or financial position.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1995.

          Executive Officers of the Registrant

               As of March 4, 1996, the executive officers of the Company were as follows:

          Name                     Age             Position with Company


          Joseph S. Thomson        66       Chairman of the Board

          Wallace A. Jones         44       President, Chief Executive
                                            Officer and Director

          Lawrence E. White        45       Executive Vice President
                                            and
                                            Chief Financial Officer

          John A. Cuellar          50       Senior Vice President,
                                            Secretary,
                                            General Counsel, and Director

          Charles A. Cooper        44       Vice President, Development


          Gary R. Rustmann         42       Vice President, Operations

          Michael E. Sick          41       Vice President, Marketing

          Susan R. Holland         39       Treasurer, Controller


               The terms of office and biographical data with respect to Messrs. Joseph S. Thomson, and Wallace A. Jones, as set forth under the heading "Election of Directors" in the definitive Proxy Statement regarding the Annual Meeting of Shareholders of the Company to be held on May 2, 1996, are incorporated herein by reference.

               Lawrence E.  White  joined the  Company  as Chief  Financial

          Officer in May 1992. During the period from September 1994 to January 1995, Mr. White held the interim position of Chief Operating Officer in addition to his duties as Chief Financial Officer. From September 1989 to April 1992, Mr. White served as Senior Vice President and Treasurer of Metromedia Steakhouses, Inc., having responsibility for financial management of both Ponderosa Steakhouses and Bonanza Family Restaurants as well as a meat-processing and food-distribution subsidiary. From February 1987 to September 1989, Mr. White was employed by TGI Friday's,

          Inc., where he served as Director of Financial Planning and Analysis, and later served as Treasurer. Prior to Mr. White's tenure at TGI Friday's, he held financial positions at Lone Star Technologies, Inc., and at Ford Motor Company.

               John A. Cuellar has served as a director  and Vice President of the Company since July 1974. In December 1982, Mr. Cuellar also assumed the positions of General Counsel and Secretary of the Company. In February 1993, Mr. Cuellar was elected Senior Vice President. In September 1994, Mr. Cuellar was elected as interim Chairman of the Board, and served in that capacity until November 1994. Mr. Cuellar serves on the Board of Link Financial Services Corporation, which provides financial and planning services to profit and nonprofit corporations and other entities.

               Charles A. Cooper assumed his present position as Vice President, Development in February 1993. Mr. Cooper joined the Company in April 1991 as Director of Real Estate and in April 1992 assumed responsibilities as Director of Franchising and Development. From September 1988 to April 1991, Mr. Cooper served as Director of Marketing with S.W.S. Realty, Inc. From
          December 1977 to August 1988, Mr. Cooper served in various capacities including President of National Retail Properties Corporation, a subsidiary of Southland Investment Properties.

               Gary R. Rustmann joined the Company as Vice President, Operations in January 1995. From December 1994 to January 1995, Mr. Rustmann was employed with Brinker International, Inc. Mr. Rustmann was a restaurant owner from April 1994 to November 1994. From September 1982 to April 1994, Mr. Rustmann was employed by Brinker International, Inc., his latest position being Regional Vice President for Midwest operations of the Chili's restaurant concept.

               Michael E. Sick joined the Company as Vice President, Marketing in February 1995. From July 1994 until January 1995, Mr. Sick served as Vice President of Marketing for Pearle Vision. From November 1986 to July 1994, Mr. Sick was employed by Jack in the Box Restaurants, initially as Director-Field Marketing and Promotion and from April 1991 as Vice President-Field Marketing and Promotion.

               Susan R. Holland joined the Company as Controller in November 1985 and has served as Treasurer since August 1990. From December 1984 to November 1985, Ms. Holland was self-employed as a Certified Public Accountant. From August 1978 to December 1984, Ms. Holland was with Grant Thornton, with her last position being Audit Manager.

                                       PART II



          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

               The Company's common stock is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "ELCH". The following table sets forth the high and low sale prices as reported on the NASDAQ National Market System for the periods indicated.


          Calendar Year 1995  High                     Low


          First Quarter       $    11.75               $     7.63
          Second Quarter      $     9.88               $     7.63
          Third Quarter       $    12.63               $    9.38
          Fourth Quarter      $    12.13               $    9.00


          Calendar Year 1994
          First Quarter       $    17.75               $    14.50
          Second Quarter      $    15.50               $    13.25
          Third Quarter       $    16.00               $    9.75
          Fourth Quarter      $    12.88               $    8.13


               To date, the Company has not paid any cash dividends on shares of common stock. It is the general policy of the Company to retain earnings to support the Company's growth.

               On December 29, 1994 the Board of Directors authorized the repurchase of up to 210,000 shares of the Company's outstanding common stock in the open market. As of March 15, 1995, 210,000 shares had been purchased at an average price of $10.35, for a total purchase of $2,173,975.

               Subsequently, on February 15, 1996, the Board of Directors authorized the repurchase of up to 409,000 shares of the Company s outstanding common stock from time to time in the open market. As of March 4, 1996, there have been no shares purchased under this authorization.

               As of March 4, 1996, the number of record holders of the Company's common stock was approximately 400, and the Company estimates that as of that date there were 1,800 beneficial owners of its stock.

          ITEM 6.   SELECTED FINANCIAL DATA.

               The following summary of selected financial data has been derived from the more detailed Consolidated Financial Statements and Notes thereto of the Company contained elsewhere in this report or previous reports.

                                    Year
                                    Ended     Year
                                              Ended      Year
                                                         Ended   Transitio
                                                                     n
                                                                   Period
                                                                   Ended    Fiscal Year Ended


                                  December
                                     31,
                                    1995    December
                                               31,
                                              1994     December
                                                          31,
                                                         1993     December
                                                                    31,
                                                                  1992 (1)   June 1,
                                                                            1992 (3)  May 27,
                                                                                        1991

                                                 (In Thousands Except Per Share Amounts)

         Income Statement Information:
         Revenues  . . . . . . .  $104,618   $97,826   $88,465    $51,257   $90,818   $84,465


         Income (loss) before
         income taxes  . . . . .  $5,592     $5,581    $4,339     $2,912 (2) $(1,568)(4)$1,870


         Net earnings (loss) . .  $3,958     $3,728    $2,713     $ 2,135(2) $ (969)   $1,242

         Net earnings (loss) per
         share . . . . . . . . .  $
                                    0.98     $  0.88   $  0.64    $  0.49   $
                                                                              (0.22
                                                                                )     $
                                                                                         0.28



         Balance Sheet
         Information:
         Total assets  . . . . .  $51,039    $43,964   $37,347    $31,730   $32,499   $32,338

         Long-term debt  . . . .  $8,435     $5,533    $3,303     $1,109    $1,215    $1,358
         Stockholders' equity  .  $32,497    $28,882   $24,844    $21,900   $22,679   $23,259

          (1) On November 6, 1992, the Company changed its fiscal year from the Monday nearest May 31 to December 31. See Management's Discussion and Analysis of Financial Condition and Results of Operations for comparisons to comparable periods.

          (2) Includes a tax-free gain of $847,000 on disposition of one of the Company's specialty restaurants.

          (3)   Fiscal 1992 includes 53 weeks of operations.

          (4) During fiscal 1992, the Company recorded a pre-tax special charge of $3,977,000 to provide for: write-downs of underperforming restaurants and other properties and assets, higher than expected insurance costs, and costs associated with personnel changes.

          ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.

          Results of Operations

               The Consolidated Statements of Operations reported herein represent results of operations for the years ended December 31, 1995, 1994, and 1993. The following table summarizes key results of operations:

                                              Year      Year       Year
                                             Ended      Ended     Ended
                                          December 31,December 31,December 31,
                                              1995          1994          1993
                                                (Dollar Amounts in
                                                    Thousands)

               Number of Company-owned
               restaurants . . . . . . .       72         65        61

               Number of franchised
               restaurants . . . . . . .       29         29        29

               Weighted average annual
               sales per
                 Company-owned restaurant  $1,479     $ 1,60
                                                           0    $ 1,46
                                                                     9

               Revenues from Company
               operations  . . . . . . .   $104,8
                                               16     $ 97,8
                                                          26    $ 88,4
                                                                    65
               Net sales from Company
               operations  . . . . . . .   $101,6
                                               28     $ 94,9
                                                          01    $ 84,2
                                                                    09
               Income before taxes . . .   $5,592     $ 5,58
                                                           1    $ 4,33
                                                                     9
               Net income  . . . . . . .   $3,958     $ 3,72
                                                           8    $ 2,71
                                                                     3
               Profit margin . . . . . .     3.8%       3.8%      3.1%



          Comparative Performance 1995 vs 1994

               Net  sales  for  Company-owned  restaurants  increased   7.1
          percent to  $101,628,000 in 1995  from $94,901,000 in 1994.   The
          increase in sales is due to an  increase in the average number of
          stores operating throughout  1995 versus 1994.   Weighted average
          annual  sales per Company-owned  restaurant decreased 7.6 percent and same-store sales  decreased 2.2 percent including  a decrease in El Chico concept same-store sales of 2.5 percent.  As a result of mix changes and certain menu price increases associated with a new  menu  introduction,  the  Company s check-average  increased approximately 1.7  percent in 1995.  The Company has used a same-
          store sales convention  that reflects  new stores beginning  when they were opened for the full quarter of the prior year.  Because of  the  potentially significant  impact  of initially  high, but rapidly declining volumes after opening ( honeymoon effect )  the
          Company  will adopt a new convention in 1996 that adds new stores to the same-store  sales comparison in the quarter  in which they







          reach  their  18-month anniversary.    Seven  stores were  opened
          during 1995, including one purchased from an existing franchisee.

               Franchise revenue decreased from $2,093,000 to $2,082,000 as a result of a decrease in the average number of stores operating throughout 1995 versus 1994. This decrease was partly offset by an increase in franchise same-store sales of 0.7 percent. During
          1995, the Company purchased an El Chico restaurant from a franchisee and opened one new franchise store.

               Food  costs decreased  from 25.6  percent of  sales to  25.4 percent  due to  a decrease  in  the cost  of beef,  avocados and beans.

















































               Labor  costs remained  unchanged at  33.1 percent  of sales.
          Hourly labor cost  decreased as a percentage of sales as a result of eliminating the  restaurant cashier position by changing  to a server-banking  system,  and from  converting  certain restaurant
          employees  from  minimum  wage  to  tipped  compensation.    This
          decrease was  offset by  management  compensation expense,  which increased as  a percentage of sales as a result of lower weighted average sales per restaurant.

               Operating costs increased from 28.3 percent of sales to 28.6 percent due to an increase in supplies, repair and maintenance and property taxes partly offset by decreased laundry and insurance costs. At the end of 1994, the Company converted from cloth napkins to paper napkins which resulted in reduced laundry costs, partly offset by an increase in supply costs.

               Pronto Design and Supply, Inc. ( Pronto ) is a wholly owned subsidiary in the business of designing food-service kitchens and

          supplying the related equipment.   Equipment sales increased from
          $832,000  to  $908,000  primarily  reflecting   sales  to  a  new
          franchise restaurant.   Equipment  cost of  sales increased  as a
          percentage of  sales due to  a decrease  in vendor rebate  income
          relative  to sales.   Vendor  rebate income  includes rebates  on
          outside sales as well  as rebates on  equipment purchases for  El
          Chico restaurants.

               General and administrative  costs increased from  $8,967,000 to  $9,227,000  as a  result  of  increased  employee  costs,  an increase in the  number of multi-unit restaurant  supervisors and
          increased training wages.   These increases were partly offset by

          decreased professional fees, incentive bonuses and travel.

               Interest  expense  increased   from  $146,000  to  $602,000,
          primarily as a result of increased borrowings, partly offset by a
          decline  in  interest  rates.    Interest income  decreased  from
          $88,000  to $78,000  due to  a decline  in average  invested cash balances.

               The income tax provision decreased as a percent of income before taxes due to an increase in the FICA tip credit and lower state taxes.

          Comparative Performance 1994 vs 1993

               Net  sales  for  Company-owned  restaurants  increased  12.7
          percent  to $94,901,000 in  1994 from  $84,209,000 in 1993.   The
          increase in sales is due to an increase in the average  number of stores  operating  throughout 1994  versus  1993, an  increase in weighted average annual sales per Company-owned restaurant of 8.9
          percent and  an increase in  same-store sales.   Same-store sales
          increased 3.8 percent  including an increase in  El Chico concept same-store sales of 4.3 percent. Ten new stores were opened and six stores were closed during 1994.


               Franchised revenue increased primarily as a result of an improvement of same-store sales of 2.8 percent.

               Food costs  increased from  25.5  percent of  sales to  25.6 percent of sales primarily as a result of increased produce costs experienced during the first quarter of 1994.

               Labor costs increased from 33.0 percent of sales to 33.1 percent reflecting increased restaurant management incentive compensation partly offset by lower hourly labor.


               Operating costs increased from 28.0  percent to 28.3 percent of  sales as  a result  of  an increase  in deferred  pre-opening
          amortization  expense  and   an  increase   in  advertising   and
          promotional costs partially offset by  lower supply and insurance costs.

               Pronto sales decreased from $2,209,000 to $832,000 as the result of Pronto directing its resources on El Chico restaurant growth rather than the development of outside sales. Equipment cost of sales decreased as the result of lower outside sales and an increase in vendor rebate income relative to sales.

               General and administrative costs were basically unchanged at $8,967,000 in 1994 versus $8,957,000 in 1993.

               Interest   expense  increased  from   $75,000  to  $146,000,
          primarily as a  result of increased borrowings and interest rates partly offset by increased  capitalization of interest.  Interest income decreased  from $157,000 to  $88,000 due  to a decline  in average invested cash balances.

          Restaurant Closings

               The  loss  on  sale   or  disposition  of  assets  primarily
          represents the following: 1994    the write-down of  asset values
          for  two restaurants,  the loss  incurred on  the closing  of two restaurants and the gain realized  on the sale of one restaurant;
          1993    the loss on the  closing of two restaurants,  the gain on
          the  sale  of  land,  a   provision  for  the  closing  of  three
          restaurants and various asset  dispositions related to remodels.
          As  of  December  31,  1995,  and  December  31,  1994,   accrued
          liabilities  and other  long-term liabilities  included $190,000, for future rent and other expenses related to store closings.

          Liquidity and Capital Resources


               The  Company  has  an   unsecured  credit  facility  with  a
          $16,000,000 commitment  comprised of a $15,000,000 revolving line
          of credit and a  $1,000,000 letter of credit facility.   The line






          of credit matures on December 31, 1997, and may be converted to a term loan, payable quarterly  on a 10-year amortization schedule, and maturing on December 31,  1999.  Both the line of  credit and the term loan bear interest at the Company's option of prime rate
          or  up to  six-month  LIBOR plus  0.75 percent.   Both  rates are
          subject  to maintaining certain financial covenants, and interest is payable upon maturity  of the LIBOR advances or  quarterly for
          prime  rate  advances.   In addition,  a  commitment fee  of 0.25
          percent  is payable quarterly on  any unused commitments.   As of
          December 31, 1995, $8,375,000  was outstanding under the  line of credit.  The credit facility was obtained for the funding  of the
          construction   of   new  Company-owned   restaurants,  remodeling
          existing   restaurants,  and   the  purchase  of   the  Company's
          headquarters facility  during 1993.   The  Company plans  to open
          approximately two to four El Chico restaurants  and remodel eight to twelve El Chico restaurants and estimates capital expenditures during 1996 to be  approximately $7,000,000 to $11,000,000, which will be  funded by  internal operations  and the  existing credit
          facility.    The  credit  facility  also  may  be  used  for  the
          repurchase   of   the  Company s   common   stock  with   certain
          limitations.     The  board  of  directors   has  authorized  the
          repurchase  of up to 409,000 shares of the Company s common stock from time-to-time in the open market.

               Working capital  decreased from  a deficit of  $4,006,000 at
          December  31, 1994  to a  deficit of  $4,696,000 at  December 31,
          1995,  primarily   as  a  result   of  an  increase   in  capital
          expenditures.   Cash flows generated  from operations of  new and
          existing  restaurants  and  borrowings  were  offset  by  capital expenditures.

               During 1995, certain menu prices were increased as part of a new menu introduction to improve merchandising of products.
          Additional menu price adjustments to the extent permitted by competition or changes in menu mix may be required to offset increased costs.



























          Accounting Matters

               In March 1995, the Financial Accounting Standards Board (the
           FASB ) issued  Statement of Financial  Accounting Standards  No.
          121,  Accounting for the Impairment  of Long-Lived Assets and for
          Long-Lived Assets to be  Disposed Of,  which requires  that long-
          lived assets and certain identifiable intangibles to be  held and used by an  entity be reviewed for impairment  whenever events or changes in circumstances indicate the carrying amount of an asset
          may not be recovered.   This Statement is effective for financial
          statements for  fiscal years  beginning after December  15, 1995.
          The  Company  does not  expect  that  its  adoption will  have  a
          material  effect   on  its  financial  position   or  results  of
          operations.

               In  October 1995,  the  FASB issued  Statement of  Financial
          Accounting  Standards   No.  123,   Accounting   for  Stock-Based
          Compensation,    which   establishes  financial   accounting  and
          reporting  standards for stock-based employee compensation plans.
          This  Statement is  effective  for transactions  entered into  in fiscal  years that begin  after December 15,  1995, with possible pro  forma disclosures  for awards granted  in fiscal  years that
          begin  after December  15,  1994.   The  Company will  adopt  the
          intrinsic  value based  method of  accounting for  employee stock based compensation.


          ITEM 8.   FINANCIAL STATEMENTS.

          The Financial  Statements are set forth herein commencing on page
          F-1.






























                                       PART III


          ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.


          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

          The  information  set  forth   under  the  heading  "Election  of
          Directors" contained in the definitive Proxy Statement  regarding the Annual Meeting  of Shareholders of the Company to  be held on
          May  2,  1996   (the  "Definitive  Proxy Statement")  sets  forth
          certain information with respect to the directors of the Company, some of  whom are also  executive officers,  and is  incorporated
          herein by  reference.   Certain information with  respect to  the
          remaining executive officers  of the Company  is set forth  under the caption "Executive Officers" in Part I of this Report.



          ITEM 11.  EXECUTIVE COMPENSATION.

            The information required by this item is incorporated by reference from the Definitive Proxy Statement.


          ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS AND
                    MANAGEMENT.

            The information required by this item is incorporated by reference from the Definitive Proxy Statement.


          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information required by this item is incorporated by reference from the Definitive Proxy Statement.


                                       PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
                    FORM 10-K.

          (a) The following documents are being filed as part of this Annual Report on Form 10-K:

               1.  Financial  Statements:    The  Financial  Statements  are
                   listed in the Index  to Consolidated Financial Statements
                   on Page 16 of this Report.


               2.  Exhibits.







          Exhibit No.                        Exhibit

          3.1 Restated Articles of Incorporation of the Company, as amended.

          3.2  Bylaws of the Company, as currently in effect.

          4.1* Specimen certificate evidencing Common Stock.

          4.1  Rights Agreement, dated February 9, 1995, by and between the
               Company and Society National Bank.

          4.2 Rights Agreement, dated  as of February 9, 1995  between the
               Company and Society National Bank, as Rights Agent.

          10.1                   Description of  Executive Short-Term Bonus
               Plan. (a)

          10.2*               Incentive Stock Option Plan. (a)


          10.3**              Amendment to Stock Option Plan (formerly the                   Incentive Stock Option Plan). (a)


          10.4                Amendment No. 2 to Stock Option Plan. (a)

          10.5                Amendment No. 3 to Stock Option Plan. (a)

          10.6**              Form of Stock Option Agreement, as
                              amended--Stock Option Plan. (a)

          10.7                Profit Sharing Plan and Trust Agreement. (a)

          10.8**              1986 Employee Stock Bonus Plan. (a)

          10.9**              Lease dated May 15, 1985, between the
                              Company, as lessee, and Frank Cuellar and Sons, Inc., as lessor, as corrected February
                              25, 1986, and amended July 18, 1986.

          10.10               Distribution Service Agreement dated March 3,
               1993, by and between The SYGMA Network and the Company.

          10.11*** Stock Option Plan for Non-employee Directors and Form of Stock Option Agreement. (a)

          10.12               1990 Long-Term Incentive Plan. (a)

          10.13               Nonemployee Director Stock Bonus Plan. (a)

          10.14               1992 Stock Option Plan. (a)

          10.15 Employment Agreement with Wallace A. Jones dated November 10, 1994. (a)








          11   Earnings Per Share Calculations.

          21   List of Subsidiaries.

          23   Consent of KPMG Peat Marwick LLP.

          27   Financial Data Schedule.

          *    Filed as an exhibit  to the Company's registration Statement
               on  Form S-1  (No.   2-83955) effective  June 30,  1983, and
               incorporated herein by reference.

          **   Filed  as an exhibit to the  Company's annual report on Form
               10-K   for  the  fiscal   year  ended  May   29,  1987,  and
               incorporated herein by reference.

          ***  Filed as  an exhibit to the Company's  annual report on Form
               10-K   for  the  fiscal   year  ended  May   30,  1988,  and
               incorporated herein by reference.

               Filed as an  exhibit to the Company's annual  report on Form
               10-K   for  the   fiscal  year   ended  May 28,   1990,  and
               incorporated herein by reference.

               Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended May 27, 1991, and incorporated herein by reference.


               Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended August 19, 1991, and incorporated herein by reference.

               Filed as an exhibit to the Company's transition report on Form 10-K for the transition period ended December 31, 1992, and incorporated herein by reference.

               Filed as  an exhibit to the Company's  annual report on Form
               10-K for the year ended December 31, 1993, and incorporated herein by reference.

               Incorporated by reference from the Company's current report on Form 8-K filed on February 21, 1995.

              Incorporated  by reference  from the  Company's registration statement on Form 8-A  filed on February 21, 1995  (File No.
               0-12802).

          (a) Compensation plan, benefit plan or employment contract or arrangement.

               Filed  as an exhibit to the  Company s annual report on Form
               10-K for the year ended December 31, 1994, and incorporated herein by reference.








               Incorporated by  reference from  Exhibit 1 of  the Company s
               Registration Statement on Form 8-A, filed by the Company with the Securities and Exchange Commission on February 21,
               1995.


























































                     El Chico Restaurants, Inc. and Subsidiaries

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






          Page
          Consolidated Financial Statements:



             Independent Auditors  Report
          F-1


             Consolidated Balance Sheets at December 31, 1995 and 1994  F-2


             Consolidated Statements of Operations for the years ended
               December 31, 1995, 1994, and 1993
               F-3


             Consolidated Statements of Changes in Stockholders' Equity for
               the years ended December 31, 1995, 1994, and 1993        F-4


             Consolidated Statements of Cash Flows for the years ended
               December 31, 1995, 1994, and 1993
          F-5


             Notes to Consolidated Financial Statements
          F-6

























          All schedules have been omitted as the required information is not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.






























































                             INDEPENDENT AUDITORS' REPORT




          Board of Directors and Stockholders
          El Chico Restaurants, Inc.:



               We have audited the  consolidated financial statements of El
          Chico  Restaurants,  Inc.  and  subsidiaries  as  listed  in  the accompanying index.  These consolidated financial statements  are
          the   responsibility   of   the  Company's   management.      Our
          responsibility  is to  express an  opinion on  these consolidated financial statements based on our audits.

               We   conducted  our  audits  in  accordance  with  generally
          accepted  auditing standards.   Those  standards require  that we
          plan and perform the audit  to obtain reasonable assurance  about
          whether  the   financial   statements  are   free   of   material
          misstatement.   An audit  includes examining,  on  a test  basis,
          evidence supporting the amounts  and disclosures in the financial
          statements.   An  audit  also includes  assessing the  accounting
          principles used and significant  estimates made by management, as well as evaluating the overall  financial statement presentation.
          We believe  that our audits  provide a  reasonable basis for  our opinion.

               In  our  opinion,  the  consolidated   financial  statements
          referred to  above present fairly, in all  material respects, the financial position of El Chico Restaurants, Inc. and subsidiaries as  of  December 31,  1995  and 1994,  and  the results  of their operations  and their  cash flows  for each of  the years  in the
          three-year period   ended December  31, 1995, in  conformity with
          generally accepted accounting principles.




                                        KPMG Peat Marwick LLP



          Dallas, Texas
          February 7, 1996












                     El Chico Restaurants, Inc. and Subsidiaries

                             CONSOLIDATED BALANCE SHEETS
                     (In Thousands of Dollars, Expect Par Values)

                                                           December 31,
                                                         1995       1994

                  ASSETS

            CURRENT ASSETS:
              Cash and cash equivalents                $   266   $   727
              Accounts receivable                          979       852
              Income tax receivable                         66
              Inventories                                1,100     1,189
              Prepaid expenses and other                 1,346     1,488
              Deferred income taxes (Note H)                71        56
                          Total current assets           3,828     4,312

            PROPERTY AND EQUIPMENT, NET (Note B)        46,209    38,559
            OTHER ASSETS AND DEFERRED COSTS              1,002     1,093
                          TOTAL ASSETS                 $51,039   $43,964


                  LIABILITIES AND STOCKHOLDERS' EQUITY

            CURRENT LIABILITIES:
              Current maturities of long-term debt (Note
            D)                                       $      25 $      22

              Trade accounts payable                     4,384     4,089
              Accrued liabilities (Note C)               4,115     4,034
              Income taxes payable                                   173
                          Total current liabilities      8,524     8,318

            LONG-TERM DEBT, less current maturities
            (Note D)                                     8,435     5,533

            OTHER LONG-TERM LIABILITIES                  1,240       926
            DEFERRED INCOME TAXES (Note H)                 343       305

            COMMITMENTS AND CONTINGENCIES (Note E)

            STOCKHOLDERS' EQUITY (Note F):
              Preferred stock - authorized 1,000,000
            shares
                of $.10 par value; none issued

              Common stock - authorized 10,000,000
            shares of $.10 par value;
                issued 4,746,975 and 4,743,640 shares in
            1995 and 1994, respectively                    475       474


              Additional paid-in capital                15,895    14,583
              Retained earnings                         21,938    17,980
              Unamortized value of restricted stock
            issued                                         (59)      (68)

                                                        38,249    32,969








               Less treasury stock - at cost 651,744 and
            615,263 shares in
                  1995 and 1994, respectively           (5,752)   (4,087)

                          Total stockholders' equity    32,497    28,882
                          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                       $51,039   $43,964

          The accompanying notes are an integral part of these consolidated financial statements.

                     El Chico Restaurants, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands of Dollars, Except per Share Amounts)


                                               Year Ended December 31,
                                               1995      1994      1993

            Revenues:
              Sales from Company-owned

            restaurants                     $ 101,62
                                                8     $94,901    $84,209

              Equipment sales                   908       832      2,209

              Franchise revenues              2,082     2,093      2,047
                                            104,618    97,826     88,465

            Costs and expenses:
              Restaurant cost of sales -
            food and beverage                25,772    24,273     21,515

              Restaurant cost of sales -
            labor                            33,637    31,435     27,819


              Restaurant operating expenses  29,084    26,881     23,577

              Cost of equipment sales           782       590      1,972

              General and administrative      9,227     8,967      8,957
              Loss on sale or disposition
            of assets (Note G)                             41        368


              Interest expense                  602       146         75
              Interest income                   (78)      (88)      (157)

                                             99,026    92,245     84,126
                        Income before
            income taxes                      5,592     5,581      4,339


            Income tax provision  (Note H)    1,634     1,853      1,626
                        NET EARNINGS        $ 3,958   $ 3,728    $ 2,713

            Net earnings per common share   $
                                               0.98   $
                                                         0.88    $
                                                                   0.64

            Weighted average number of
            shares and share
              equivalents outstanding     4,046,489 4,260,292  4,253,555

            Fully diluted net earnings per
            common share                    $
                                               0.98   $
                                                         0.88    $
                                                                   0.63











            Fully diluted weighted average
            number of
              shares and share equivalents
            outstanding                   4,055,028 4,260,499  4,321,398








          The accompanying notes are an integral part of these consolidated financial statements.

                              El Chico Restaurants, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       (In Thousands of Dollars)


                                                                   Unamortized
                                                Additional           Value of
                                       Common Stock     Paid-InRetainedRestrictedTreasury
                                Shares            Amount   Capital   EarningsStock Issue  Stock
       Total

     Balances at December 31,
     1992                     4,686,308   $469  $13,970   $11,539      ($83)  ($3,995) $21,900


     Net earnings                                           2,713                        2,713
     Issuance of common stock
     under
       stock bonus plan, net                         77                 (16)      (12)      49

     Issuance of common stock
     pursuant
       to stock option plan      33,665      3      216                           (69)     150

     Amortization of restricted
     stock issue                                                         32                 32

     Balances at December 31,
     1993                     4,719,973    472   14,263    14,252       (67)   (4,076)  24,844



     Net earnings                                           3,728                        3,728
     Issuance of common stock
     under
      stock bonus plan, net                          71                 (57)      (11)       3

     Issuance of common stock
     pursuant
      to stock option plan       23,667      2      249                                    251

     Amortization of restricted
     stock issue                                                         56                 56

     Balances at December 31,
     1994                     4,743,640    474   14,583    17,980       (68)   (4,087)  28,882


     Net earnings                                           3,958                        3,958

     Purchase of treasury stock                                                (2,174)  (2,174)
     Issuance of common stock
     under
      stock bonus plan, net                          52                 (53)        9        8

     Issuance of common stock
     pursuant
      to stock option plan        3,335      1    1,260                           500    1,761

     Amortization of restricted
     stock issue                                                         62                 62

     Balances at December 31,
     1995                     4,746,975   $475  $15,895   $21,938      ($59)  ($5,752) $32,497

















          The accompanying notes are an integral part of these consolidated financial statements.


                     El Chico Restaurants, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands of Dollars)

                                                  Year Ended December 31,
                                                   1995     1994     1993
          Cash flows from operating activities:
            Net earnings                         $3,958   $3,728   $2,713
            Adjustments to reconcile net
          earnings to
              net cash provided by operating
          activities:
                 Depreciation and amortization
          of property and equipment               5,107    4,831    4,098



                 Amortization of deferred costs   1,333    1,257      273
                 Loss on sale or disposition of
          assets                                              41      368

                 Deferred income taxes               23      419      222
                 Increase in accounts receivable   (127)    (155)
                 Decrease (increase) in income
          tax receivable                            (66)     792     (792)

                 Decrease (increase) in
          inventories                                89      120     (179)

                 Decrease (increase) in prepaid
          expenses and other                       (103)    (385)     399

                 Decrease (increase) in other
          assets and deferred costs              (1,242)  (1,133)    (894)

                 Increase (decrease in trade
          accounts payable and accrued
                     liabilities                    376     (353)   1,234

                 Increase (decrease) in income
          taxes payable                            (173)     173     (602)

                 Increase (decrease) in other
          long-term liabilities                     314      254     (232)

                 Other                              412      125        4
                   Net cash provided by
          operating activities                    9,901    9,714    6,612


          Cash flows from investing activities:
            Proceeds from sale of property and
          equipment                                        1,449      405

            Purchases of property and equipment (13,015) (13,784) (15,557)
                   Net cash used in investing
          activities                            (13,015) (12,335) (15,152)


          Cash flows from financing activities:
            Borrowings of long-term debt          2,925    2,250    3,200
            Repayment of long-term debt             (20)     (18)  (1,132)
            Purchase of treasury stock           (2,174)              (69)
            Proceeds from note receivable           245
            Issuance of common stock              1,677      273      296

                   Net    cash    provided    byfinancing activities2,6532,5052,295

                   NET DECREASE IN CASH            (461)    (116)  (6,245)







          Cash and cash equivalents at beginning
          of year                                   727      843    7,088

          Cash and cash equivalents at end of
          year                                   $  266   $  727   $  843


          Supplemental disclosures of cash flow
          information:
               Cash paid during the year for:
                 Interest (net of amount
          capitalized)                           $  551   $
                                                              99   $
                                                                       71


                 Income taxes                    $1,911   $1,010   $2,660


          The accompanying notes are an integral part of these consolidated financial statements.

                     El Chico Restaurants, Inc. and Subsidiaries

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1995, 1994, and 1993




          NOTE A - SUMMARY OF ACCOUNTING POLICIES

             A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

             Principles of Consolidation

             The consolidated financial statements include the accounts of El Chico Restaurants, Inc. and its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated.

             Inventories

             Inventories, which consist primarily of food products, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

             Property and Equipment

             Property and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of depreciable assets to operations over their estimated service lives of three to 30 years. Leasehold improvements are amortized over the lives of the respective leases, including renewal periods when the Company intends to exercise renewal options, or the service lives of the improvements, whichever is shorter. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, while accelerated methods are used for tax purposes.


             Interest is capitalized with the construction of new restaurants as part of the asset to which it relates.
             Interest capitalized during 1995, 1994 and 1993 was not material.

             Preopening Costs

             Restaurant preopening costs, comprised primarily of the cost of hiring and training restaurant employees, are amortized over the initial twelve months of a restaurant's operations.

             Franchise Fee Revenue

             Franchise fee revenue is recognized when all material services or conditions relating to the sale have been substantially performed or satisfied by the Company, but no sooner than the commencement of operations by the franchisee. Franchise revenues for each period presented in the consolidated statement of operations relate substantially to royalties paid by franchisees.

             Cash Equivalents

             The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
                     El Chico Restaurants, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




          NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

             Income Taxes

             The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

             Earnings Per Common Share

             Earnings per common share is based on the weighted average number of shares and common share equivalents outstanding during each period determined using the treasury stock method. Primary common share equivalents are determined based on the average market price exceeding the exercise price of the stock options while fully diluted are determined based on the higher of the average or the ending market price exceeding the exercise price of the stock options.

             Use of Estimates

             Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


          NOTE B - PROPERTY AND EQUIPMENT

             Property and equipment consists of:
                                                   December 31,
                                                 1995        1994

                                                  (In Thousands)
                  Land                         $ 7,732    $ 6,079
                  Buildings and improvements    16,136     16,064
                  Leasehold improvements        27,878     23,753
                  Equipment, furniture and
                  fixtures                      17,871     23,800

                  Construction in progress         438        433
                                                70,055     70,129
                     Less accumulated
                  depreciation
                         and amortization      (23,846)   (31,570)

                                               $46,209    $38,559
                     El Chico Restaurants, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



          NOTE C - ACCRUED LIABILITIES

             Accrued liabilities consist of:

                                                     December 31,
                                                    1995      1994
                                                    (In Thousands)
                  Compensation and related taxes $1,689 $1,849 Insurance claims and
                  administration                     750       805

                  Taxes, other than income and
                  payroll                            838       576

                  Rent                               353       349
                  Provision for restaurant closings   63        63
                  Other                              422       392
                                                  $4,115    $4,034


          NOTE D - LONG-TERM DEBT


             Long-term debt consists of:
                                                     December 31,
                                                     1995      1994
                                                    (In Thousands)
             Note payable to a bank under credit
             facility (see below)                  $8,375    $5,450

             Other                                     85       105

                                                    8,460     5,555
                Less current maturities               (25)      (22)
                                                   $8,435    $5,533


             The existing unsecured credit facility consists of a $16,000,000 commitment comprised of a $15,000,000 revolving line of credit and a $1,000,000 letter of credit facility. The line of credit matures on December 31, 1997, and may be converted to a term loan, payable quarterly on a 10-year amortization schedule, and maturing on December 31, 1999. Both the line of credit and the term loan bear interest at the Company's option of prime rate or up to six-month LIBOR plus
             0.75 percent. Interest is payable upon maturing of the LIBOR advances or quarterly for prime rate advances. The facility is subject to maintaining certain financial covenants. At December 31, 1995, $7,000,000 of the amount outstanding bore interest at LIBOR plus 0.75 percent, or 6.625 percent and the remaining $1,375,000 outstanding bore interest at prime, or
             8.0 percent. In addition, an annual commitment fee of 0.25 percent is payable quarterly on any unused commitment. The carrying amount of the credit facility at December 31, 1995 and 1994 approximates the fair value since the borrowings bear interest at current market rates.

                     El Chico Restaurants, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



          NOTE D - LONG TERM DEBT - Continued

             Scheduled maturities of long-term debt as of December 31, 1995 are as follows (in thousands):


                        Fiscal Year
                           1996                  $    25
                           1997                       25
                           1998                      864
                           1999                    7,546
                                                  $8,460


          NOTE E - COMMITMENTS AND CONTINGENCIES

             The Company leases land, buildings and equipment under noncancellable operating leases expiring at various dates through 2024. The following is a schedule of minimum rental payments under such leases (in thousands):

                            1996               $ 3,312
                            1997                 3,281
                            1998                 2,667
                            1999                 2,580
                            2000                 2,057
                            Thereafter           8,745
                                               $22,642


             Most land and building lease agreements provide for contingent
             rentals based on sales.   Rental expense for all leases was as
             follows (in thousands):

                                      Year Ended December 31,
                                    1995       1994        1993
                   Minimum
                   rentals       $3,262      $2,805      $2,973

                   Contingent
                   rentals          510         645         853


                                 $3,772      $3,450      $3,826

            The Company is a defendant in various lawsuits arising in the ordinary course of its business. The majority of these suits are covered by insurance. In the opinion of management, none of these lawsuits will have a material adverse effect, individually or in the aggregate, upon the Company's financial position or results of operations.

                     El Chico Restaurants, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



          NOTE F - STOCKHOLDERS' EQUITY

            The Company has incentive stock option plans covering key employees and a plan covering non-employee directors with 857,000 shares and 100,000 shares reserved, respectively. As of December 31, 1995, options covering 253,751 shares were exercisable at prices ranging from $3.16 to $12.13. Transactions during 1995, 1994, and 1993 were as follows:


                                                 Option Price
                                         Shares      Per
                                                     Share       Total

                                                                    (In
                                                              thousands
                                                                      )

              Options outstanding at
              December 31, 1992         239,004     $3.16 -
                                                     9.56       $1,739

                Granted
                Exercised
                Forfeited               625,000
                                        (33,665)
                                         (4,669)     9.63
                                                     3.18 -
                                                     3.63
                                                     3.63
                                                                 6,016
                                                                  (115)
                                                                   (17)



              Options outstanding at
              December 31, 1993         825,670      3.16 -
                                                     9.63        7,623


                Granted                 260,000      11.00 -
                                                     12.12       3,140

                Exercised               (23,667)     3.18 -
                                                     9.56         (184)

                Forfeited              (342,001)     3.63 -
                                                     9.625      (3,289)


              Options outstanding at
              December 31, 1994         720,002      3.16 -
                                                     12.13       7,290

                 Granted                 98,500      8.13 -
                                                     11.00       1,030

                 Exercised             (170,001)     3.18 -
                                                     9.63       (1,615)

                 Forfeited              (10,000)     11.00        (110)
              Options outstanding at
              December 31, 1995         638,501    $ 3.16 -
                                                     12.13      $6,595



            In February 1995, the Company s Board of Directors adopted a Shareholder Rights Plan pursuant to which purchase rights (the

             Rights ) were issued  to holders of  its common  stock at  the rate of one Right for each share of common stock. The Rights will trade with the Company s common stock until exercisable. The Rights became exercisable ten days after any person or group acquires 20 percent or more of the Company s outstanding common stock or announces a tender offer for 30 percent or more of the Company s outstanding common stock. The Rights thereafter entitle the holder to purchase one one-thousandth of a share of Preferred Stock for $48.00, and, under certain circumstances, would be modified to entitle certain holders to purchase additional Common Stock of the Company having a market value of two times the $48.00 exercise price of the Right, or to purchase common stock of an acquiring company having a market value of two times the $48.00 exercise price of the Right. The Rights expire on December 31, 2004 and may be redeemed by the Company for one cent per Right under certain circumstances.

            On October 27, 1995, options were granted to purchase 138,000 shares at $10.00 per share, subject to shareholder approval at the May 2, 1996 Shareholders Meeting.

                     El Chico Restaurants, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



          NOTE G - LOSS ON SALE OR DISPOSITION OF ASSETS

            Management reviews each restaurant regularly to determine that expected undiscounted cash flows are adequate to recover the related investment. When expected cash flows are inadequate, the Company writes down the asset to its recoverable value. Asset values for two restaurants were written-down $220,000 during 1994 as future operations are not expected to provide sufficient cash flow to recover the related investments. In addition, during 1994, the Company closed six restaurants. One restaurant was sold resulting in a gain of $439,000, one was closed at a loss of $202,000, one was closed with minimal costs and the remaining three closings were provided for in 1993. No restaurants were closed during 1995.



          NOTE H - INCOME TAXES

            The provision for income taxes consists of the following (in thousands):

                                   Year Ended December 31,
                                1995         1994        1993
                  Federal:
                     Current  $1,536      $1,258       $1,124
                     Deferred     23         419          222
                  State           75         176          280
                              $1,634      $1,853       $1,626


            The types of temporary differences between the tax and financial reporting bases of assets and liabilities that give rise to the deferred income tax assets (liabilities) and their related tax effects are as follows (in thousands):

                                                      December 31,
                                                     1995      1994
                 Deferred tax assets:
                    Insurance reserves               $362      $458
                    Provision for restaurant
                 closings                              65        65

                    Deferred compensation             125        64
                    Other                              12        23

                        Total deferred tax assets     564       610

                 Deferred tax liabilities:
                    Property and equipment           (747)     (585)

                    Restaurant preopening costs       (89)     (274)
                       Total deferred tax
                 liabilities                         (836)     (859)

                       Net deferred tax liability   ($272)    ($249)

                     El Chico Restaurants, Inc. and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



          NOTE H - INCOME TAXES - Continued

            The Company believes that the deferred tax assets at December 31,1995 and 1994 will be realized based upon historical levels of income and through reversals of existing taxable temporary differences during the carryforward period.

            The Company's effective income tax rate differs from the expected federal statutory income tax rate as a result of the following:


                                            Year Ended December 31,
                                           1995       1994       1993
               Expected income tax
               provision                   34.0%     34.0%      34.0%


               State income taxes           0.5       3.3        4.3
               FICA tip and TJTC tax
               credits                     (5.9)     (5.1)      (1.3)

               Other                        0.6       1.0        0.5
                  Income tax provision
                                           29.2%     33.2%      37.5%

                                      SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                            EL CHICO RESTAURANTS, INC.


                                            By:/s/ Wallace A. Jones

                                                Wallace A. Jones,  President
          and
                                                Chief Executive Officer
          Date:  March 14, 1996


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature            Title                      Date

            /s/ Wallace A.
            Jones
            Wallace A. Jones     President and Chief
                                 Executive Officer
                                 (Principal Executive       March 14,
                                                            1996


            /s/ Lawrence E.
            White
            Lawrence E. White    Executive Vice President
                                 and Chief Financial
                                 Officer (Principal         March 14,
                                                            1996


            /s/ John A.
            Cuellar
            John A. Cuellar      Senior Vice President,
                                 Secretary, General
                                 Counsel and Director       March 14,
                                                            1996


            /s/ Grahame N.
            Clark, Jr.
            Grahame N. Clark,    Director                   March 14,
                                                            1996

            /s/ Jack D. Knox

            Jack D. Knox         Director                   March 14,
                                                            1996


            /s/ Joseph V.
            Mariner, Jr.
            Joseph V.            Director                   March 14,
                                                            1996

            /s/ Carmen C.
            Summers
            Carmen C. Summers    Director                   March 14,
                                                            1996


            /s/ Joseph S.
            Thomson
            Joseph S. Thomson    Chairman of the Board      March 14,
                                                            1996

                                                                 Exhibit 11

                              El Chico Restaurants, Inc.
                            Computation of Per Share Data
                 (In thousands of dollars, except per share amounts)







                                             Year Ended December 31,
                                              1995     1994      1993

               Computation of earnings per
               share:
                  Net earnings              $3,958   $ 3,728   $2,713

                  Weighted average number
               of common shares
                    outstanding during the
               year                      4,017,086 4,108,9104,093,701




                  Net effect of dilutive
               stock options based
                    on the treasury stock
               method using the
                    average market price    29,403   151,382  159,854


                  Shares used for
               computation               4,046,489 4,260,2924,253,555


                       Earnings per share   $
                                              0.98   $
                                                       0.88    $
                                                                 0.64



               Computation of fully diluted
               earnings per share:
                  Net earnings              $3,958   $ 3,728   $2,713

                  Weighted average number
               of common shares
                    outstanding during the
               year                      4,017,086 4,108,9104,093,701



                  Net effect of dilutive
               stock options based
                    on the treasury stock
               method using the
                    greater of the average
               or ending price              37,942   151,589  227,697




                  Shares used for
               computation               4,055,028 4,260,4994,321,398

                       Fully diluted
               earnings per share           $
                                              0.98   $
                                                       0.88    $
                                                                 0.63

                                                                                EXHIBIT 21
                                         LIST OF SUBSIDIARIES


                                                                      JURISDICTION OF
            VOTING STOCK OWNED
            NAME OF SUBSIDIARY                              FORMATION  BY THE COMPANY

            El Chico Realty Corporation                                 Texas       100%
            Concepts, Inc.                                              Texas       100%
            El Chico Bebidas Company                                    Texas       23%
            El Chico Restaurants of Louisiana, Inc.                     Delaware    100%
            El Chico Corporation of Oklahoma, Inc.                      Oklahoma    100%
            El Chico Restaurant No. 20, Inc.                            Delaware    100%
            Southwest Cafes of Tennessee, Inc.                          Tennessee   100%
            El Chico Corporation                                        Georgia     100%
            El Chico Corporation of Alabama                             Alabama     100%
            El Chico Corporation of Florida                             Florida      100%
            Pronto Design & Supply, Inc.                                Texas       100%
            Nuevo Ventures, Inc.                                        Texas        100%
            El Chico Restaurants of Kentucky, Inc.                      Kentucky    100%
            El Chico Restaurants of Ohio, Inc.                          Ohio        100%
            El Chico Restaurants of Indiana, Inc.                       Indiana     100%
            El Chico Restaurants of Illinois, Inc.                      Illinois    100%
            El Chico Service Company                                    Delaware    100%
            ECRT, Inc.                                                  Delaware    100%

            NOTE:  Texas  El Chico Restaurants, L.P. is a  Limited Partnership between two wholly owned subsidiaries - El Chico Service Company and ECRT, Inc.


            SUBSIDIARIES OF CONCEPTS, INC.

            JURISDICTION OFVOTING STOCK OWNED
            NAME OF SUBSIDIARYINCORPORATIONBY CONCEPTS, INC.

            Concepts Beverages of Oklahoma City, Inc.                   Oklahoma    100%
            Concepts Beverages of South Meridian, Inc.                  Oklahoma    100%

            SUBSIDIARIES OF EL CHICO CORPORATION OF OKLAHOMA, INC.

            VOTING STOCK OWNED BY
            JURISDICTION OFEL CHICO CORPORATION
            NAME OF SUBSIDIARYINCORPORATIONOF OKLAHOMA, INC.


            Bebidas Company of Tulsa, Inc.                              Oklahoma    100%
            Bebidas Company of Oklahoma City, Inc.                      Oklahoma    100%
            Bebidas Company of Midwest City, Inc.                       Oklahoma    100%
            Bebidas Company of Tulsa No. 65, Inc.                       Oklahoma    100%
            Bebidas Company of Oklahoma City No. 36, Inc.               Oklahoma    100%
            Bebidas Company of Oklahoma City No. 101, Inc.              Oklahoma    100%
            Bebidas Company of Broken Arrow, Inc.                       Oklahoma    100%
            Bebidas Company of Oklahoma City No. 37, Inc.               Oklahoma    100%
            Bebidas Company of Tulsa No. 23, Inc.                       Oklahoma    100%
            Bebidas Company of Edmond, Inc.                             Oklahoma    100%

                                                 F-22