Form 10-Q
period 1996-03-31
EL CHICO RESTAURANTS INC
filed 1996-05-14
CIK 719961

May 13, 1996



   Securities and Exchange Commission
   450 Fifth Street, N.W.
   Room 1004
   Judiciary Plaza
   Washington, D.C.  20549

   RE:  El Chico Restaurants, Inc. 10-Q for Quarter Ended March 31, 1996


   Gentlemen:

   We are transmitting electronically the Form 10-Q for El Chico
   Restaurants, Inc. for the quarter ended March 31, 1996.

   We are also forwarding three complete copies, one of which is manually signed, to the National Association of Securities Dealers, Inc.


   Sincerely,


   Susan R. Holland
   Treasurer, Controller

   /ktc


   cc:  National Assoc. of Securities Dealers, Inc.
        (w/enclosures)
        Lawrence E. White
        John A. Cuellar
        Ron Frappier
        Darl Hatfield
        Britt Langford

==============================================================

                      F O R M  1 0 - Q

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

   (Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1996

                             OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

   For the transition period from ___________  to ___________

   Commission file number       0-12802


                  EL CHICO RESTAURANTS, INC.
   (Exact name of registrant as specified in its charter)

             Texas                             75-0982250
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     of incorporation or organization)

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

   Number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1996.

   Common Stock, $0.10 par value: 3,952,831.


      ==================================================================

       EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEETS
   (In Thousands of Dollars, Except Share and Par Value Amounts)


                                            March 31,       December 31,
                                              1996              1995
                                            (Unaudited)
          ASSETS
   Current Assets:
      Cash and Cash Equivalents               $  678          $   266
      Accounts Receivable                        913              979
      Income Tax Receivable                      154               66
      Inventories                              1,027            1,100
      Prepaid Expenses and Other               1,528            1,346
      Deferred Income Taxes                       22               71
                                              ------            -----
               Total Current Assets            4,322            3,828

   Property and Equipment - Net               45,777           46,209
   Other Assets and Deferred Costs               805            1,002
                                              ------           ------
                                            $ 50,904         $ 51,039
                                              ======           ======

          LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
    Current Maturities of
      Long-Term Debt                        $     25         $     25
    Trade Accounts Payable                     3,647            4,384
    Accrued Liabilities                        3,395            4,115
                                              ------           ------
          Total Current Liabilities            7,067            8,524

   Long-Term Debt, Less Current
    Maturities                                10,229            8,435
   Other Long-Term Liabilities                 1,271            1,240
   Deferred Income Taxes                         216              343

   Stockholders' Equity:
     Preferred Stock - Authorized 1,000,000
      Shares of $.10 Par Value; None Issued       --              --
     Common Stock - Authorized 10,000,000
      Shares of $.10 Par Value; Issued
      4,749,475 and 4,746,975 Shares in
      1996 and 1995                              475              475
     Additional Paid-In Capital               15,903           15,895
     Retained Earnings                        21,743           21,938
     Unamortized Value of Restricted
      Stock Issued                               (45)             (59)
                                              ------           ------
                                              38,076           38,249

     Less Treasury Stock - At Cost, 674,511
      and 651,744 Shares in 1996
      and 1995, respectively                  (5,955)          (5,752)
                                              ------           ------
                                              32,121           32,497
                                              ------           ------
                                            $ 50,904         $ 51,039
                                              ======           ======

          EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
   (In Thousands of Dollars, Except Share and Per Share Amounts)
                          (Unaudited)




                                             Quarter Ended
                                    March 31, 1996      March 31, 1995
   Revenues:
     Sales from Company-Owned
       restaurants                      $25,346             $23,942
     Equipment sales                        176                 192
     Franchise revenues                     492                 461
                                         ------               ------
                                         26,014               24,595
                                         ------               ------
   Cost and Expenses:
     Restaurant cost of sales - food
       and beverage                       6,997                6,076
     Restaurant cost of sales - labor     8,645                8,140
     Restaurant operating expenses        7,982                6,809
     Cost of equipment sales                146                  141
     General and administrative           2,378                2,385
     Interest expense                       157                  149
     Interest income                        (14)                 (36)
                                         ------               ------
                                         26,291               23,664
                                         ------               ------

       Income (loss) before income taxes  (277)                  931

     Income tax provision (benefit)        (82)                  306
                                        ------                ------
          NET EARNINGS (LOSS)           $ (195)               $  625
                                        ======                ======
     Net earnings (loss) per
         common share                   $(0.05)               $ 0.15
     Weighted average number of         ======                ======
       shares and share equivalents
        outstanding                  4,091,221             4,083,528
                                     =========             =========

          EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (In Thousands of Dollars)
                          (Unaudited)



                                                           Quarter Ended
                                            March 31, 1996   March 31, 1995

   Cash Flows from Operating Activities:
    Net Earnings (Loss)                           $(195)          $624
    Adjustments to Reconcile Net Earnings
     (Loss) to Net
     Cash Provided by (Used in) Operating Activities:
      Depreciation and Amortization of Property
       and Equipment                              1,565          1,173
      Amortization of Deferred Costs                240            355
      Decrease in Accounts Receivable                66            183
      Increase in Income Tax Receivable             (88)            --
      Decrease (Increase) in Inventories             73            (63)
      Decrease (Increase) in Prepaid Expenses
        and Other                                  (182)           158
      Increase in Other Assets and Deferred Costs   (42)          (403)
      Decrease in Trade Accounts Payable and
        Accrued Liabilities                      (1,457)        (1,211)
      Increase in Income Taxes Payable               --            463
      Increase in Other Long-Term Liabilities        31             93
      Deferred Income Taxes                         (78)          (130)
      Other                                          43             40
                                                -------        -------
         Net Cash Provided by (Used in)
          Operating Activities                      (24)         1,282
                                                -------        -------
   Cash Flows from Investing Activities:
      Purchase of Property and Equipment         (1,161)        (3,656)
                                                -------        -------
      Net Cash Used in Investing Activities      (1,161)        (3,656)
                                                -------        -------

   Cash Flows from Financing Activities:
     Borrowings of Long-Term Debt                 1,800          4,150
     Purchase of Treasury Stock                    (203)        (2,174)
                                                -------        -------
      Net Cash Provided by Financing Activities   1,597          1,976
                                                -------        -------
      Net (Increase) Decrease in Cash               412           (398)

   Cash and Cash Equivalents at Beginning
     of Period                                      266            727
                                                -------        -------
   Cash and Cash Equivalents at End of Period      $678           $329
                                                =======        =======

                EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                Note to Consolidated Condensed Financial Statements
                                (Unaudited)




   1.  Basis of presentation and other accounting information.

       The consolidated condensed financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of Management, necessary for a fair statement of the results of operations for the interim periods ended March 31, 1996 and March 31, 1995 and financial position at March 31, 1996. The adjustments consist only of normal recurring items. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The notes to the consolidated financial statements contained in the December 31, 1995 Annual Report on Form 10-K should be read in conjunction with the consolidated condensed financial statements.


   2.  Subsequent Event.

       On April 25, 1996, the Company announced that it would incur a special charge, during the second quarter, of approximately $6.2 million after taxes to provide for the impairment and exit plans of six units slated for closing, the impairment of the carrying values of three other stores that will continue operating as well as a write-down of certain other assets. One of the six stores to be closed is an older store that is being closed and replaced with the new prototype. The effect of the impairment, excluding the store to be replaced, will reduce depreciation and amortization expense by $170,000 in the second quarter and by $280,000 in the last half of the year. Collectively, the five stores to be closed had sales of $903,000 and store operating loses of $250,000 in the first quarter.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Liquidity and Capital Resources

   The Company has an unsecured credit facility with a $16,000,000 commitment comprised of a $15,000,000 revolving line of credit and a $1,000,000 letter of credit facility. The line of credit matures on December 31, 1997, and may be converted to a term loan, payable quarterly on a 10-year amortization schedule, and maturing on December 31, 1999. Both the line of credit and the term loan bear interest at the Company's option of prime rate or up to six-month LIBOR plus .75 percent. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR advances or quarterly for prime rate advances. In addition, a commitment fee of .25 percent is payable quarterly on any unused commitments. As of March 31, 1996, $10,175,000 was outstanding under the line of credit. The credit facility was obtained for the funding of the construction of new Company-owned restaurants, remodeling existing restaurants, and the purchase of the Company's headquarters facility during 1993. The Company plans to open approximately two to four El
   Chico restaurants and remodel ten to twelve El Chico restaurants and estimates capital expenditures during 1996 to be approximately
   $8,000,000 to $11,000,000, which will be funded by internal operations and the existing credit facility. The credit facility also may be used for the repurchase of the Company's common stock with certain limitations. The Board of Directors has authorized the repurchase of up to 409,000 shares of the Company's common stock from time-to-time in the open market.

   During the quarter one Company-owned "El Chico" restaurant was closed in San Angelo, Texas.

   The Company is currently operating with a working capital deficit, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory. Working capital increased from a deficit of $4,696,000 at December 31, 1995 to a deficit of $2,745,000 at March 31, 1996, primarily as a result of an increase in cash and a decrease in accounts payable and accrued liabilities.


   Results of Operations

   Revenues for the quarter ended March 31, 1996 were $26.0 million, an increase of 5.8 percent, as compared to $24.6 million for the quarter ended March 31, 1995. Company-owned restaurant sales included in these amounts were $25.3 million and $23.9 million, respectively, an increase of
   5.9 percent, reflecting the addition of new stores. Comparable Company-owned El Chico concept restaurant sales were down 0.4 percent. Comparable-store sales base reflects store operating for the full quarter that were opened prior to October 1, 1994.

   Franchise-related income increased for the quarter due to an increase in the number of franchise stores and an increase in comparable store sales of 0.2 percent.

   Pronto Design & Supply, Inc. (Pronto) is a wholly owned subsidiary in the business of designing food-service kitchens and supplying the related equipment. Equipment sales decreased for the quarter and cost of sales as a percentage of sales increased due to a decline in kitchen design fees which produce a higher profit margin.

   Restaurant food costs for the quarter increased as a percentage of sales to
   27.6 percent from 25.4 percent as a result of programs initiated to improve value perception and sales, such as 99-cent beer and margaritas, aggressive offering of free tortillas and product introductions with higher food costs, as well as unfavorable performance-related increases. On a net basis ingredient price increases had minimal effect on increased food costs.

   Restaurant labor at 34.1 percent was about the same as the prior year's 34.0 percent. Hourly labor decreased as a percentage of sales as a result of eliminating the restaurant cashier position by changing to a server-banking system, and from converting certain restaurant employees from minimum wage to tipped compensation. This decrease was offset by payroll taxes and management compensation expense, which increased as a percentage of sales as a result of lower weighted average sales per restaurant. Payroll taxes were higher as FICA paid on reported tips increased as a result of more employees being compensated by tips.

   Operating expenses for the quarter increased as a percentage of sales from
   28.4 percent to 31.5 percent as a result of an increase in supply costs, repair and maintenance costs and expenses related to the replacement of point-of-sale equipment. In addition, operating expenses included advertising production costs of $250,000 for the production of television test commercials. These increases were partly offset by a decline in laundry costs.

   General and administrative costs for the quarter remained basically unchanged with lower professional fees offset by increased field supervision costs.

   Interest expense increased for the quarter due to an increase in average outstanding debt. Interest income for the quarter decreased due to a decline in average invested cash balances. Interest income decreased due to the non-recurrence of interest income on a tax refund in the prior year.

   The income tax provision decreased as a percent of income before taxes due to an increase in the FICA tip credit.

   On February 15, 1996, the Board of Directors authorized the repurchase of up to 409,000 shares of the Company's outstanding common stock from time to time in the open market. As of May 8, 1996, 145,400 shares have been purchased at an average price of $7.95 for a total purchase of $1,156,600.

   At March 31, 1996 there were 71 Company-operated restaurants and 29 franchised restaurants.

   PART II.             OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.

   (a)     Exhibits
           27 Financial Data Schedule.

   (b) No report on Form 8-K was filed or required to be filed during the quarter ended March 31, 1996.






                          SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                EL CHICO RESTAURANTS, INC.


   Date: May 13, 1996           By:  /s/Susan R. Holland
                                     Treasurer, Controller