Form 10-Q
period 1996-06-30
EL CHICO RESTAURANTS INC
filed 1996-08-14
CIK 719961

August 14, 1996





   Securities and Exchange Commission
   450 Fifth Street, N.W.
   Room 1004
   Judiciary Plaza
   Washington, D.C.  20549

   RE:  El Chico Restaurants, Inc. 10-Q for Quarter Ended June 30, 1996


   Gentlemen:

   We are transmitting electronically the Form 10-Q for El Chico
   Restaurants, Inc. for the quarter ended June 30, 1996.

   We are also forwarding three complete copies, one of which is manually signed, to the National Association of Securities Dealers, Inc.


   Sincerely,


   Susan R. Holland
   Treasurer, Controller

   /ktc


   cc: National Assoc. of Securities Dealers, Inc.
       (w/enclosures)
       Lawrence E. White
       John A. Cuellar
       Ron Frappier
       Darl Hatfield
       Britt Langford

=========================================================================




                         F O R M  1 0 - Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

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


   ___________________________________________________________
       (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes x    No___

Number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1996.

Common Stock, $0.10 par value: 3,801,646.


=========================================================================

           EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
       (In Thousands of Dollars, Except Par Value Amounts)

                                       June 30,        December 31,
                                        1996              1995
                                     ----------        ------------
                                     (Unaudited)
       ASSETS
Current Assets:
   Cash and Cash Equivalents            $148              $266
   Accounts Receivable                   851               979
   Income Tax Receivable                  58                66
   Inventories                           921             1,100
   Prepaid Expenses and Other          1,053             1,346
   Deferred Income Taxes               3,408                71
                                     -------           -------
      Total Current Assets             6,439             3,828

Property and Equipment - Net          39,458            46,209
Other Assets and Deferred Costs          604             1,002
                                     -------           -------
                                     $46,501           $51,039
                                     =======           =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Maturities of
   Long-Term Debt                        $26               $25
   Trade Accounts Payable              3,979             4,384
   Accrued Liabilities                 5,581             4,115
                                     -------           -------
     Total Current Liabilities         9,586             8,524

Long-Term Debt, Less Current
  Maturities                          10,183             8,435

Other Long-Term Liabilities            1,103             1,240

Deferred Income Taxes                    434               343

Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000
   Shares of $.10 Par Value;
   None Issued                             -                 -
   Common Stock - Authorized 10,000,000
   Shares of $.10 Par Value; Issued
   4,750,142 and 4,746,975 Shares in
   1996 and 1995                         475               475
   Additional Paid-In Capital         15,900            15,895
   Retained Earnings                  16,715            21,938
   Unamortized Value of Restricted
   Stock Issued                          (28)              (59)
                                     -------           -------
                                      33,062            38,249

   Less Treasury Stock - At Cost, 918,795
   and 651,744 Shares in 1996 and 1995,
   respectively                       (7,867)           (5,752)
                                     -------           -------
                                      25,195            32,497
                                     -------           -------
                                     $46,501           $51,039
                                     =======           =======

              EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          (In Thousands of Dollars, Except Per Share Amounts)
                              (Unaudited)





                                                                Six
                                     Quarter Ended          Months Ended
                                    ------------------    ----------------
                                    6/30/96    6/30/95    6/30/96   6/30/95
                                    -------    -------    -------   -------

Revenues:

   Sales from Company-Owned
   restaurants                      $26,139    $25,729    $51,485   $49,671
   Equipment sales                      136        416        313       608
   Franchise revenues                   510        542      1,002     1,003
                                    -------    -------    -------   -------
                                     26,785     26,687     52,800    51,282
                                    -------    -------    -------   -------

Cost and Expenses:

   Restaurant cost of sales - food
   and beverage                       6,939      6,471     13,937    12,547
   Restaurant cost of sales - labor   8,525      8,514     17,171    16,654
   Restaurant operating expenses      7,541      7,355     15,524    14,164
   Cost of equipment sales              105        388        249       529
   General and administrative         2,438      2,332      4,816     4,717
   Special Charge                     9,421          -      9,421         -
   Gain on sale of assets              (605)         -       (605)        -
   Interest expense                     149        158        306       307
   Interest income                      (16)       (10)       (30)      (46)
                                    -------    -------    -------   -------
                                     34,497     25,208     60,789    48,872
                                    -------    -------    -------   -------


    Income (loss) before income
    taxes                            (7,712)     1,479     (7,989)    2,410
  Income tax provision (benefit)     (2,684)       476     (2,766)      782
                                    -------    -------    -------   -------
       NET EARNINGS (LOSS)          $(5,028)    $1,003    $(5,223)   $1,628
                                    =======    =======    =======   =======
Net earnings (loss) per
 common share                        $(1.27)     $0.25     $(1.30)    $0.41
                                    =======    =======    =======   =======
Weighted average number of
 shares and share equivalents
 outstanding                      3,964,076  3,942,393  4,027,649 4,012,951

                 EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (In Thousands of Dollars)
                                 (Unaudited)


                                                     Six Months Ended
                                                   6/30/96        6/30/95
                                                   -------        -------
Cash Flows from Operating Activities:
   Net Earnings (Loss)                             $(5,223)        $1,628
   Adjustments to Reconcile Net Earnings (Loss)
    to Net Cash Provided by Operating Activities:
       Special Charge                                9,421              -
       Gain on Sale of Property                       (605)             -
       Depreciation and Amortization of
       Property and Equipment                        2,796          2,447
       Amortization of Deferred Costs                  432            686
       Decrease (Increase) in Accounts Receivable      128            (47)
       Decrease in Income Tax Receivable                 8              -
       Decrease in Inventories                         179             24
       Decrease in Prepaid Expenses and Other          293            255
       Increase in Other Assets and Deferred Costs     (60)          (625)
       Decrease in Trade Accounts Payable and
        Accrued Liabilities                           (835)          (988)
       Increase in Income Taxes Payable                  -            181
       Increase (Decrease) in Long-Term Liabilities   (137)           409
       Deferred Income Taxes                        (3,246)          (125)
       Other                                            99            109
                                                    ------         ------
           Net Cash Provided by Operating
              Activities                             3,250          3,954
                                                    ------         ------

Cash Flows from Investing Activities:
    Proceeds from Sale of Property                     700              -
    Purchase of Property and Equipment              (3,716)        (5,832)
                                                    ------         ------
           Net Cash Used in Investing Activities    (3,016)        (5,832)
                                                    ------         ------

Cash Flows from Financing Activities:
    Borrowings of Long-Term Debt                     1,760          3,300
    Purchase of Treasury Stock                      (2,112)        (2,174)
    Proceeds from Note Receivable                        -            245
                                                    ------         ------
           Net Cash (Used in) Provided by
            Financing Activities                      (352)         1,371
                                                    ------         ------

           Net Decrease in Cash                       (118)          (507)

Cash and Cash Equivalents at Beginning of Period       266            727
                                                    ------         ------
Cash and Cash Equivalents at End of Period            $148           $220
                                                    ======         ======

           EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES

       Note to Consolidated Condensed Financial Statements
                           (Unaudited)




1. Basis of presentation and other accounting information.

   The consolidated condensed financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of Management, necessary for a fair statement of the results of operations for the interim periods ended June 30, 1996 and June 30, 1995 and financial position at June 30, 1996. The adjustments consist only of normal recurring items except for the special charge discussed below. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The notes to the consolidated financial statements contained in the December 31, 1995 Annual Report on Form 10-K should be read in conjunction with the consolidated condensed financial statements.


2. Special Charge.

   During the quarter the Company incurred a special charge of $9.4 million to provide for the impairment and exit plans of six units slated for closing, the impairment of the carrying values of three other stores that will continue operating as well as a write-down of certain other assets. One of the six stores is an older store that was closed during the quarter and was replaced with a new prototype which opened July 16, 1996. The effect of the impairment, excluding the store to be replaced, reduced depreciation and amortization expense by $170,000 in the second quarter and will reduce depreciation and amortization by $280,000 in the last half of the year. Collectively, the five stores to be closed had sales of $903,000 and $942,000 and store operating loses of $250,000 and $9,000 in the first and second quarter in 1996, respectively.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company has an unsecured credit facility with a $16,000,000 commitment comprised of a $15,000,000 revolving line of credit and a $1,000,000 letter of credit facility. The line of credit matures on December 31, 1997, and may be converted to a term loan, payable quarterly on a 10-year amortization schedule, and maturing on December 31, 1999. Both the line of credit and the term loan presently bear interest at the Company's option of prime rate or up to six-month LIBOR plus .75 percent. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR advances or quarterly for prime rate advances. Principally because of the special charge, the interest on the line of credit will be at LIBOR plus
1.75 percent and/or prime plus 0.50 percent beginning on August 14, 1996 until certain financial covenants are met. In addition, the Company has entered into an interest rate swap on a notional balance of $5 million, under which a fixed rate of 6.61 percent is paid against a floating rate equal to three-month LIBOR, initially 5.50 percent. In addition, a commitment fee of
 .25 percent is payable quarterly on any unused commitments. As of June 30, 1996, $10,135,000 was outstanding under the line of credit. The credit facility was obtained for the funding of the construction of new Company-owned restaurants, remodeling existing restaurants, and the purchase of the Company's headquarters facility during 1993. The Company plans to open two restaurants and remodel ten to twelve El Chico restaurants and estimates capital expenditures during 1996 to be approximately $8,000,000 to $10,000,000, which will be funded by internal operations and the existing credit facility. The credit facility also may be used for the repurchase of the Company's common stock with certain limitations. The Board of Directors has authorized the repurchase of up to 409,000 shares of the Company's common stock from time-to-time in the open market. As of August 9, 1996, 300,900 shares have been purchased under this plan.

Forward-looking statements regarding management's present plans or expectations for new restaurant openings, remodels, other capital expenditures, the financing thereof, and disposition of impaired restaurants involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations and such differences could be material.

During the quarter one Company-owned "El Chico" restaurant was closed in Richardson, Texas, and on July 16, 1996 a new replacement store was opened.

The Company is currently operating with a working capital deficit, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory. Working capital increased from a deficit of $4,696,000 at December 31, 1995 to a deficit of $3,147,000 at June 30, 1996, primarily as a result of an increase in the deferred tax benefit partly offset by an increase in accrued liabilities. Both increases are the result of the special charge.

Results of Operations

Revenues for the quarter ended June 30, 1996 were $26.8 million, an increase of.4 percent, as compared to $26.7 million for the quarter ended June 30, 1995. Company-owned restaurant sales included in these amounts were $26.1 million and $25.7 million, respectively, an increase of 1.6 percent, reflecting the addition of new stores. Comparable Company-owned El Chico concept restaurant sales were down 3.6 percent.

Year-to-date revenues were $52.8 million compared with $51.3 million for the same period a year earlier. Company-owned restaurant sales included in these amounts were $51.5 million and $49.7 million, respectively. The increase of
3.7 percent was due to the addition of new stores, partly offset by a decrease of 2.2 percent in comparable Company-owned El Chico concept restaurant sales.

Franchise-related income decreased for the quarter due to a franchise fee in the prior year related to the opening of the Wichita, Kansas restaurant and a decrease in comparable store sales of 4.9 percent. Year-to-date franchise-related income decreased $1,000 due to the franchise fee in the prior year and a decline in comparable store sales of 2.6 percent, partly offset by an increase in the number of franchised stores.

Pronto Design & Supply, Inc. (Pronto) is a wholly owned subsidiary in the business of designing food-service kitchens and supplying the related equipment. Equipment sales decreased for the quarter and year-to-date due to the sale of kitchen equipment a year ago to a franchisee. Equipment cost of sales for the quarter and year-to-date decreased as a percentage of sales due to higher vendor rebates.

Restaurant food costs increased as a percentage of sales to 26.5 percent from
25.2 percent and to 27.1 percent from 25.3 percent for the quarter and year-to-date, respectively. The increases were a result of increased cost of cheese and tomatoes, the offering of additional menu items with higher costs and an accrual for an underpayment of prior period sales tax. These increases were partly offset by decreased cost of other produce items.

Restaurant labor decreased for the quarter and year-to-date as a percentage of sales to 32.6 percent from 33.1 percent and to 33.4 percent from 33.5 percent, respectively, due to the elimination of the restaurant cashier position by changing to a server-banking system, and from converting certain restaurant employees from minimum wage to tipped compensation. This decrease was offset by increased payroll taxes and management compensation expense, which increased as a percentage of sales as a result of lower weighted average sales per restaurant. Payroll taxes were higher as FICA paid on reported tips increased as a result of more employees being compensated by tips.

Operating expenses for the quarter increased as a percentage of sales from
28.6 percent to 28.8 percent as a result of an increase in repairs and utilities, partly offset by a decrease in depreciation expense and pre-opening amortization. Operating expenses for the year-to-date increased as a percentage of sales from 28.5 percent to 30.1 percent as a result of an increase in repair and maintenance costs and expenses related to the replacement of point-of-sale equipment. In addition, year-to-date operating expenses included advertising production costs of $285,000 for the production of television test commercials. These increases were partly offset by a decline in depreciation and pre-opening amortization. Depreciation decreases were due to the impairment of certain assets.

General and administrative costs increased for the quarter and year-to-date due to increased field supervision and corporate employee costs, partly offset by lower professional fees.

During the quarter the Company incurred a pre-tax special charge of $9.4 million to provide for the impairment and exit plans of six units slated for closing, the impairment of the carrying values of three other stores that will continue operating as well as a write-down of certain other assets. One of the six stores is an older store that was closed during the quarter and was replaced with a new prototype which opened July 16, 1996. Subsequent to the end of the quarter, the Company entered into an agreement with an existing franchisee to operate an impaired restaurant. The effect of the impairment, excluding the store to be replaced, reduced depreciation and amortization expense by $170,000 in the second quarter and will reduce depreciation and amortization by $280,000 in the last half of the year. Collectively, the five stores yet to be closed had sales of $903,000 and $942,000 and store operating loses of $250,000 and $9,000 in the first and second quarter of 1996, respectively.

During the quarter, the Company sold two parcels of real estate including the sale of a store previously leased to a franchisee which was sold to that franchisee and sale of a vacant, undeveloped piece of land adjacent to a franchise store resulting in gains of $605,000.

Interest expense decreased for the quarter due to lower interest rates, partly offset by higher borrowings. Interest expense for the year-to-date was stable with a decrease of $1,000.

On February 15, 1996, the Board of Directors authorized the repurchase of up to 409,000 shares of the Company's outstanding common stock from time to time in the open market. As of August 9, 1996, 300,900 shares have been purchased for a total purchase cost of $2.4 million.

At June 30, 1996 there were 70 Company-operated restaurants and 28 franchised restaurants, excluding one franchised store which was destroyed by fire during the quarter.

PART II.                    OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        On May 2, 1996, the Company held its annual meeting of shareholders. At such meeting, the shareholders (i) elected directors of the Company and (ii) approved a proposal to adopt the El Chico Restaurants, Inc. 1995 Stock Plan (1,608,506 for, 180,467 against, 15,517 abstain,
        937,800 non-votes).

        The votes for directors were as follows.

        Nominee                      For        Withheld
        Wallace A. Jones          2,734,405      7,885
        Grahame N. Clark, Jr.     2,734,405      7,885
        Jack D. Knox              2,734,370      7,920
        Joseph V. Mariner, Jr.    2,734,368      7,922
        Joseph S. Thomson         2,734,368      7,922


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
      4  -  Amended Bylaws
      10 -  1995 Stock Option Plan
      27 -  Financial Data Schedule

(b) No report on Form 8-K was filed or required to be filed during the quarter ended June 30, 1996.






                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   EL CHICO RESTAURANTS, INC.


Date: August 14, 1996              By: /s/ Susan R. Holland
                                       Treasurer, Controller