Form 10-K
period 1996-12-31
EL CHICO RESTAURANTS INC
filed 1997-03-28
CIK 719961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED: DECEMBER 31, 1996
                                       OR

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

        Registrant's telephone number, including area code: (972) 241-5500

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 4, 1997 was $24,495,109. As of that date, there were 3,697,375 shares of the registrant's Common Stock, par value $.10, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be furnished to shareholders in connection with its Annual Meeting of Shareholders to be held on May 8, 1997, are incorporated by reference in Parts I and III of this Form 10-K.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

ITEM 1.           BUSINESS.

         El Chico Restaurants, Inc. (generally referred to herein together with its predecessor and subsidiaries as the "Company" unless the context otherwise requires) was incorporated in Texas in 1957 as a successor to a restaurant business operated since 1940. The Company's primary business is operating and franchising full-service, family-style restaurants under the name "El Chico" that offer moderately priced, high quality, Mexican-style cuisine and alcoholic beverages. As of December 31, 1996, a total of 95 restaurants were in operation in Alabama, Arkansas, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, South Carolina, Tennessee, and Texas, of which 67 were Company-operated and 28 were franchised. Included in the 67
Company-owned restaurants were one restaurant under the name "Casa Rosa Restaurante", and two restaurants under the name "Cantina Laredo." During 1996, the Company opened two Company-owned El Chico restaurants, one of which was a replacement store for a store closed earlier in the year, and converted two Company-owned El Chico restaurants to franchise stores. In addition, four Company-owned stores were closed, and three franchised stores closed, including one destroyed by fire that is expected to be reopened in 1997. The Company also is engaged in designing and supplying food-service equipment through its Pronto Design and Supply, Inc.
subsidiary.

EL CHICO RESTAURANTS

         In addition to offering Mexican-style cuisine, El Chico restaurants offer a limited number of non-Mexican and children's items. The Company continually evaluates and revises its menu to improve its products.

         The restaurants, which cater to families, are open daily for lunch and dinner and offer entrees that generally range from $3.99 to $10.99. Alcoholic beverages, which are served primarily with meals (as opposed to bar service), generated approximately 8 percent of all restaurant revenues for 1996.

         The average El Chico restaurant seats approximately 200 people, and the average restaurant size is approximately 5,700 square feet. The decor generally features painted stucco walls, complementary furnishings, and a bar area. The exterior of the freestanding restaurants reflects a style of Mexican architecture. The Company believes that periodic remodels are important to maintaining the competitiveness of its restaurants. During 1995 and 1996, the Company began to remodel the interiors and exteriors of certain new restaurants opened in 1993 and 1994, including retrofitting of full-service bars, as well as extensive upgrades of older restaurants. The Company anticipates continuing these remodeling programs in 1997 and thereafter.

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

         The Company utilizes local advertising for individual restaurants and broadcast advertising where market penetration is efficient as well as public relations activities aimed at individual restaurants and entire markets. The Company's advertising campaigns emphasize freshness, quality food, good service and value. During 1996, the Company's expenditures for advertising were 2.8 percent of Company-owned restaurant revenues.

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

SPECIALTY RESTAURANTS

         As of December 31, 1996, the Company owned and operated two types of specialty restaurants consisting of two Cantina Laredo restaurants and one Casa Rosa Restaurante. The Company plans to open a third Cantina Laredo in fall 1997.

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

         During 1996, two Company-owned El Chico restaurants were opened. By the end of 1997, the Company expects to open two to four additional restaurants and remodel approximately ten El Chico restaurants.

SERVICE MARKS

         The Company has obtained federal registration of the service mark "El Chico", the El Chico design, and other related service marks. The El Chico service mark is also currently registered in 9 states. These service marks are of material importance to the operation of the Company's business. The Company has also federally registered service marks for "Casa Rosa Restaurante" and "Cantina Laredo" as well as various other phrases related to its restaurants.

EMPLOYEES

         As of December 31, 1996, the Company employed approximately 3,600 persons (including full-time and part-time personnel), of whom 3,500 were restaurant employees and 100 were restaurant supervision and corporate employees. Company restaurants employ an average of approximately 50 to 60 full-time or part-time employees. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a major work stoppage, strike, or labor dispute. The Company considers its employee relations to be good.

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

         The Company is also subject to state and federal labor laws. These include the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions; the Immigration and Naturalization Act, which governs employee citizenship requirements; and the Americans with Disabilities Act, which governs non-discriminating employment practices and reasonable accommodations for disabled persons, both employees and customers. A significant portion of the Company's food service personnel are paid at rates related to the federal minimum wage; and, accordingly, increases in the minimum wage increase the Company's labor costs. The Company has managed cost increases from past minimum wage increases by adjusting prices, adding and deleting menu items, and changing plate presentations. The Company increased prices 1.5 percent to compensate for an increase in minimum wage effective October 1, 1996 and will increase prices, if necessary for an anticipated increase in minimum wage effective September 1, 1997. Minimum wage will increase from $4.75 an hour to $5.15 an hour. However, the ability to manage future increases depend on the size of the increases, their timing, and the competitive environment.

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


ITEM 2.           PROPERTIES.

         As of December 31, 1996, the Company owned 20 of its restaurant locations and leased the remaining 47 restaurant locations. The leases have terms that expire between 1997 and 2010, excluding renewal options not yet exercised, and have an average remaining term of approximately eight years. The leases generally provide for rentals ranging from 3 percent to 6 percent of gross restaurant sales, with a stated minimum rental. Under substantially all of its leases, the Company is required to pay real estate taxes, insurance, and maintenance expenses. Construction is in process on a leased site in Round Rock, Texas with an April 1997 opening date. A lease has been executed for a location in Dallas, Texas for a new Cantina Laredo, with a fall 1997 anticipated opening date.

         Of the 67 restaurants operated by the Company as of December 31, 1996, 49 were freestanding buildings, nine were located in strip shopping centers, and nine were located in shopping malls. As of the same date, one of the Company's 28 franchised locations was leased by the Company and subleased to a franchisee, and 27 were directly leased or owned by the franchisees.

         As of March 4, 1997, the Company owned four tracts of raw land, which are located (i) adjacent to two open and operating Company-owned locations, (ii) adjacent to a former Company restaurant presently leased to a non-related business, and (iii) in a market where the Company has deferred indefinitely its plans for further development. As of the same date, the Company owned two parcels of real estate, one of which is leased to a non-related business. In addition, there are seven locations that are leased by the Company but not used in Company operations; two are subleased to non-related businesses, two are previously impaired Company-owned restaurants operated by franchisees, and three are closed restaurant sites for which the Company is in the process of locating subleases or other dispositions.

         During 1993, the Company purchased a 67,665 square foot office facility, where it had been leasing approximately 20,000 square feet of space. The Company continues to office in the facility and is leasing the majority of the remaining square footage to unrelated businesses. A 15,000 square foot warehouse is leased which houses restaurant equipment and is located in close proximity to the office facility. The Company also owns a tract of land consisting of approximately one acre and an 8,000 square foot building in Carrollton, Texas. This property is utilized primarily for the training of restaurant management and for test kitchen operations, with a portion leased to another party.


ITEM 3.           LEGAL PROCEEDINGS.

         Although the Company is a defendant in various lawsuits arising out of the ordinary course of its business, in the opinion of management, these lawsuits will not have a material adverse effect upon the Company's business or financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

         As of March 4, 1997, the executive officers of the Company were as follows:

     Name                   Age           Position with Company

Wallace A. Jones            45            President, Chief Executive
                                          Officer and Director

Lawrence E. White           46            Executive Vice President and
                                          Chief Financial Officer

Charles A. Coope            45            Senior Vice President, Franchising and
                                          Development

Mark P. Lamm                39            Vice President, Operations

Michael E. Sick             42            Vice President, Marketing

Susan R. Holland            40            Vice President, Treasurer, Controller
                                          and Secretary


     The terms of office and biographical data with respect to Mr. Wallace A. Jones, as set forth under the heading "Election of Directors" in the definitive Proxy Statement regarding the Annual Meeting of Shareholders of the Company to be held on May 8, 1997, are incorporated herein by reference.

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

     Charles A. Cooper assumed his present position as Senior Vice President, Franchising and Development in November 1996. Previously, Mr. Cooper was Vice President, Development since February 1993. Mr. Cooper joined the Company in April 1991 as Director of Real Estate and in April 1992 assumed responsibilities as Director of Franchising and Development. From September 1988 to April 1991, Mr. Cooper served as Director of Marketing with S.W.S. Realty, Inc. From December 1977 to August 1988, Mr. Cooper served in various capacities including President of National Retail Properties Corporation, a subsidiary of Southland Investment Properties.

     Mark P. Lamm assumed his present position as Vice President, Operations in November 1996. Mr. Lamm joined the Company in September 1984 as a general manager and since 1985 has served in various capacities as a multi-unit supervisor, his latest being Regional Vice President from January 1996 to November 1996, at which time he was promoted to Vice President, Operations.

     Michael E. Sick joined the Company as Vice President, Marketing in February 1995. From July 1994 until January 1995, Mr. Sick served as Vice President of Marketing for Pearle Vision. From November 1986 to July 1994, Mr. Sick was employed by Jack in the Box Restaurants, initially as Director- Field Marketing and Promotion and from April 1991 as Vice President-Field Marketing and Promotion.

     Susan R. Holland has been Vice President, Treasurer, Controller and Secretary since October 1996. Ms. Holland joined the Company as Controller in November 1985 and has served as Treasurer since August 1990. From December 1984 to November 1985, Ms. Holland was self-employed as a Certified Public Accountant. From August 1978 to December 1984, Ms. Holland was with Grant Thornton, with her last position being Audit Manager.

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


                                              High                      Low
         Calendar Year 1996

         First Quarter                      $  9.50                   $   7.63
         Second Quarter                     $  9.13                   $   7.00
         Third Quarter                      $  8.25                   $   7.13
         Fourth Quarter                     $  8.75                   $   6.88


         Calendar Year 1995

         First Quarter                      $ 11.75                   $   7.63
         Second Quarter                     $  9.88                   $   7.63
         Third Quarter                      $ 12.63                   $   9.38
         Fourth Quarter                     $ 12.13                   $   9.00


         To date, the Company has not paid any cash dividends on shares of common stock. It is the general policy of the Company to retain earnings to support the Company's growth.

         On February 15, 1996, the Board of Directors authorized the repurchase of up to 409,000 shares of the Company's outstanding common stock from time to time in the open market. As of December 4, 1996, 409,000 shares had been purchased at an average price of $7.84, for a total purchase of $3,208,000.

         On December 29, 1994 the Board of Directors authorized the repurchase of up to 210,000 shares of the Company's outstanding common stock in the open market. As of March 15, 1995, 210,000 shares had been purchased at an average price of $10.35, for a total purchase of $2,173,975.

         As of March 4, 1997, the number of record holders of the Company's common stock was approximately 300, and the Company estimates that as of that date there were 1,100 beneficial owners of its stock.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following summary of selected financial data has been derived from the more detailed Consolidated Financial Statements and Notes thereto of the Company contained elsewhere in this report or previous reports.



                                          YEAR           YEAR           YEAR          YEAR         TRANSITION     FISCAL YEAR
                                         ENDED          ENDED          ENDED         ENDED        PERIOD ENDED       ENDED
                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,     JUNE 1,
                                          1996           1995           1994           1993          1992 (2)       1992 (4)

                                                                   (In Thousands Except Per Share Amounts)
INCOME STATEMENT INFORMATION:
Revenues.............................$   104,481    $   104,618    $   97,826     $    88,465     $   51,257    $   90,818
                                     ===========   ============   ===========    ============    ===========   =============


Income (loss) before income taxes....$   (5,051)(1) $     5,592    $    5,581     $     4,339     $    2,912(3) $   (1,568)(5)
                                     ===========   ============   ===========    ============    ===========   ============
Net earnings (loss)..................$   (3,062)(1) $     3,958    $    3,728     $     2,713     $    2,135(3) $     (969)
                                     ===========   ============   ===========    ============    ===========   ============
Net earnings (loss) per share........$    (0.79)    $      0.98    $     0.88     $      0.64     $     0.49    $    (0.22)
                                     ===========   ============   ===========    ============    ===========   ============

BALANCE SHEET INFORMATION:
Total assets.........................$    47,527    $    51,039    $   43,964     $    37,347     $   31,730    $    32,499
Long-term debt.......................$     9,765    $     8,435    $    5,533     $     3,303     $    1,109    $     1,215
Stockholders' equity.................$    26,285    $    32,497    $   28,882     $    24,844     $   21,900    $    22,679


(1) DURING 1996, THE COMPANY RECORDED A PRE-TAX SPECIAL CHARGE OF $9,421,000 TO PROVIDE FOR THE IMPAIRMENT AND EXIT PLANS OF SIX UNITS SLATED FOR CLOSING, THE IMPAIRMENT OF THE CARRYING VALUES OF THREE OTHER STORES THAT WILL CONTINUE OPERATING AS WELL AS A WRITE-DOWN OF CERTAIN OTHER ASSETS. IN ADDITION, THREE PARCELS OF REAL ESTATE WERE SOLD RESULTING IN PRE-TAX GAINS OF $1,203,000. EXCLUDING THE NON-RECURRING IMPAIRMENT CHARGE AND PROPERTY GAINS, NET EARNINGS FOR THE FULL YEAR WOULD HAVE BEEN $2,363,000, OR $0.61 PER SHARE.

(2) ON NOVEMBER 6, 1992, THE COMPANY CHANGED ITS FISCAL YEAR FROM THE MONDAY NEAREST MAY 31 TO DECEMBER 31.

(3) INCLUDES A TAX-FREE GAIN OF $847,000 ON DISPOSITION OF ONE OF THE COMPANY'S SPECIALTY RESTAURANTS.

(4)    FISCAL 1992 INCLUDES 53 WEEKS OF OPERATIONS.

(5) DURING FISCAL 1992, THE COMPANY RECORDED A PRE-TAX SPECIAL CHARGE OF $3,977,000 TO PROVIDE FOR: WRITE-DOWNS OF UNDERPERFORMING RESTAURANTS AND OTHER PROPERTIES AND ASSETS, HIGHER THAN EXPECTED INSURANCE COSTS, AND COSTS ASSOCIATED WITH PERSONNEL CHANGES.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Forward-looking statements regarding management's present plans or expectations for new restaurant openings, remodels, other capital expenditures, the financing thereof, and disposition of impaired restaurants involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding management's present expectations for operating results involve risks and uncertainties relative to these and other factors, such as advertising effectiveness and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. Management does not expect to update such forward- looking statements continually as conditions change, and readers should consider that such statements speak only as to the date hereof.

RESULTS OF OPERATIONS

         The Consolidated Statements of Operations reported herein represent results of operations for the years ended December 31, 1996, 1995, and 1994. The following table summarizes key results of operations:

                                                          YEAR              YEAR               YEAR
                                                          ENDED             ENDED              ENDED
                                                       DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                          1996              1995               1994
                                                    ----------------  ----------------     --------------
                                                              (Dollar Amounts in Thousands)

Number of Company-owned restaurants..............             67               72                 65
Number of franchised restaurants.................             28               29                 29
Weighted average annual sales per
  Company-owned restaurant.......................   $      1,494       $    1,479          $   1,600
Revenues from Company operations.................   $    104,481       $  104,816          $  97,826
Net sales from Company operations................   $    101,698       $  101,628          $  94,901
Income (loss) before taxes.......................   $     (5,051)      $    5,592          $   5,581
Net (loss) income................................   $     (3,062)      $    3,958          $   3,728
Profit margin....................................         (2.9%)             3.8%               3.8%



COMPARATIVE PERFORMANCE 1996 VS 1995

         Net sales for Company-owned restaurants increased approximately $70,000 or 0.7 percent to $101,698,000 in 1996 from $101,628,000 in 1995. The average number of stores operating throughout 1996 versus 1995 increased and weighted average annual sales per Company-owned restaurant opened the full year increased
1.0 percent.  These  increases were offset by a decrease in same-store  sales of
2.3 percent including a decrease in El Chico concept same-store sales of 2.8 percent. As of January 1, 1996, the Company adopted a new convention that added new stores to the same-store sales comparison in the quarter in which they reach their 18-month anniversary. During 1996, the Company opened two Company-owned El Chico restaurants, one of which was a replacement store for a store closed earlier in the year, and converted two Company-owned El Chico restaurants to franchise stores. In addition, four Company-owned stores were closed.

         Franchise revenue decreased from $2,082,000 to $1,958,000 as a result of a decrease in the average number of stores operating throughout 1996 versus 1995 and a decrease in franchise same-store sales of 2.8 percent. During 1996, three franchise stores were closed including one closed temporarily due to fire, and two Company-owned stores were converted to franchise stores. The converted stores are operating under special franchise agreements under which payment of fees will not begin until certain sales objectives are achieved.

         Food costs increased from 25.4 percent of sales to 26.6 percent due to an increase in ingredient costs, primarily cheese and beef, and certain menu mix changes. These increases were partly offset by a decline in avocado cost.

         Labor costs increased from 33.1 percent of sales to 33.2 percent. Management compensation expense increased as a percentage of sales due to an increase in management base pay. This increase was partly offset by a decrease in hourly labor. During 1995, the Company eliminated the restaurant cashier position by changing to a server-banking system, and converted certain restaurant employees from minimum wage to tipped compensation. Minimum wage increased on October 1, 1996, but did not have a material effect on labor costs.

         Operating costs increased from 28.6 percent to 29.3 percent due to an increase in advertising and ongoing insurance expenses. These increases were partly offset by a decrease in preopening amortization and a one-time insurance class action settlement.

         Pronto Design and Supply, Inc. ("Pronto") is a wholly owned subsidiary in the business of designing food-service kitchens and supplying the related equipment. Equipment sales decreased from $908,000 in 1995 to $825,000 in 1996. The 1995 amount included sales to a new franchise restaurant. Equipment cost of sales as a percentage of sales remained basically stable at 84.8 percent versus
86.1 percent a year ago.

         General and administrative costs increased from $9,227,000 to $9,421,000 as a result of increased employee costs, an increase in the number of multi-unit restaurant supervisors and new training seminars for existing managers. These increases were partly offset by decreased professional fees.

         Interest expense increased from $602,000 to $686,000, primarily as a result of increased borrowings and interest rates. Interest income decreased from $78,000 to $75,000 due to a decline in average invested cash balances.

         The income tax provision reflects an increase in the FICA tip credit and higher state taxes.

COMPARATIVE PERFORMANCE 1995 VS 1994

         Net sales for Company-owned restaurants increased 7.1 percent to $101,628,000 in 1995 from $94,901,000 in 1994. The increase in sales is due to an increase in the average number of stores operating throughout 1995 versus 1994. Weighted average annual sales per Company-owned restaurant decreased 7.6 percent and same-store sales decreased 2.2 percent including a decrease in El Chico concept same-store sales of 2.5 percent. As a result of mix changes and certain menu price increases associated with a new menu introduction, the Company's check-average increased approximately 1.7 percent in 1995. During 1995, the Company used a same-store sales convention that reflected new stores beginning when they were opened for the full quarter of the prior year.

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

         Pronto equipment sales increased from $832,000 to $908,000 primarily reflecting sales to a new franchise restaurant. Equipment cost of sales increased as a percentage of sales due to a decrease in vendor rebate income relative to sales. Vendor rebate income includes rebates on outside sales as well as rebates on equipment purchases for El Chico restaurants.

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

RESTAURANT CLOSINGS

         During the second quarter of 1996 the Company incurred a special charge of $9.4 million to provide for the impairment and exit plans of six units slated for closing, the impairment of the carrying values of three other stores that will continue operating as well as a write-down of certain other assets. One of the six stores was an older store that was closed and replaced with a new prototype which opened during the third quarter of 1996. The Company entered into agreements with two separate existing franchisees to operate two of the impaired stores. The remaining three impaired stores were closed and are held for sale. The effect of the impairment during 1996, excluding the replaced store, reduced depreciation and amortization expense by $452,000. Management reviews each restaurant regularly to determine that expected undiscounted cash flows are adequate to recover the related investment. When expected cash flows are inadequate, the Company writes down the asset to its fair value.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has an unsecured credit facility with a $16,000,000 commitment comprised of a $15,000,000 revolving line of credit and a $1,000,000 letter of credit facility. The line of credit matures on December 31, 1997, and may be converted to a term loan, payable quarterly on a 10-year amortization schedule, and maturing on December 31, 1999. Both the line of credit and the term loan bear interest at the Company's option of prime rate or up to six-month LIBOR plus .75 percent. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR advances or quarterly for prime rate advances. Principally because of the special charge, the interest on the line of credit has been at LIBOR plus 1.75 percent and/or prime plus 0.50 percent since August 14, 1996 until certain financial results are met. In addition, the Company has entered into an interest rate swap on a notional balance of $5 million, under which a fixed rate of 6.61 percent is paid against a floating rate equal to three-month LIBOR. A commitment fee of .25 percent is payable quarterly on any unused commitments. As of December 31, 1996, $9,730,000 was outstanding under the line of credit. The credit facility was obtained for the funding of the construction of new Company-owned restaurants, remodeling existing restaurants, and the purchase of the Company's headquarters facility during 1993 and has been used for repurchase of the Company's common stock subject to certain limitations. The Company plans to open two to four restaurants and remodel approximately ten El Chico restaurants and estimates capital expenditures during 1997 to be approximately $11,000,000, which will be funded by internal operations and the existing credit facility.

         Working capital decreased from a deficit of $4,696,000 at December 31, 1995 to a deficit of $5,670,000 at December 31, 1996, primarily as a result of a $1,638,000 reserve to provide for future rent and lease buyouts related to closed restaurants. Cash flows generated from operations of new and existing restaurants and borrowings were offset by capital expenditures and repurchase of common stock on the open market.

         During 1996, menu prices were increased approximately 1.5 percent as a result of an increase in minimum wage effective September 1, 1996. Additional menu price adjustments to the extent permitted by competition, changes in menu mix or increases in minimum wage may be required to offset increased costs.

ACCOUNTING MATTERS

         During 1996, the Company adopted Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recovered and Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans (See Footnote F and G to the Consolidated Financial Statements). At this time, there are no other accounting standards to be adopted which would have a material impact on the consolidated financial statements.

ITEM 8.           FINANCIAL STATEMENTS.

         The Financial Statements are set forth herein commencing on page F-1.

                                    PART III


ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The information set forth under the heading "Election of Directors" contained in the definitive Proxy Statement regarding the Annual Meeting of Shareholders of the Company to be held on May 8, 1997 (the "Definitive Proxy Statement") sets forth certain information with respect to the directors of the Company, some of whom are also executive officers, and is incorporated herein by reference. Certain information with respect to the remaining executive officers of the Company is set forth under the caption "Executive Officers" in Part I of this Report.


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


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
                  10-K.

(a) The following documents are being filed as part of this Annual Report on Form 10-K:

     1. Financial Statements: The Financial Statements are listed in the Index to Consolidated Financial Statements on Page 16 of this Report.

     2.   Exhibits.

Exhibit No.                         Exhibit

3.1(1)         Restated Articles of Incorporation of the Company, as amended.

3.2(2)         Bylaws of the Company, as currently in effect.

4.1(3)         Specimen certificate evidencing Common Stock.

4.1(4) Rights Agreement, dated February 9, 1995, by and between the Company and Society National Bank, as Rights Agent.

10.1(1)        Description of Executive Short-Term Bonus Plan. (a)

10.2(3)        Incentive Stock Option Plan. (a)

10.3(5) Amendment to Stock Option Plan (formerly the Incentive Stock Option Plan). (a)

10.4(6)        Amendment No. 2 to Stock Option Plan. (a)

10.5(6)        Amendment No. 3 to Stock Option Plan. (a)

10.6(5)        Form of Stock Option Agreement, as amended--Stock Option Plan.(a)

10.7           Profit Sharing Plan and Trust Agreement. (a)

10.9(5) Lease dated May 15, 1985, between the Company, as lessee, and Frank Cuellar and Sons, Inc., as lessor, as corrected February 25, 1986, and amended July 18, 1986.

10.10 Distribution Service Agreement dated July 11, 1996, by and between The SYGMA Network and the Company.

10.11(7) Stock Option Plan for Non-employee Directors and Form of Stock Option Agreement. (a)

10.12(8)       1990 Long-Term Incentive Plan. (a)

10.14(9)       1992 Stock Option Plan. (a)

10.15(1)       Employment Agreement with Wallace A. Jones dated
               November 10, 1994. (a)

10.16(10)      Loan Agreement between El Chico Restaurants, Inc. and Texas
               Commerce Bank, National Association.

10.17(2)       El Chico Restaurants, Inc. 1995 Stock Plan. (a)

10.18          El Chico Restaurants, Inc. Excess Savings Plan. (a)

11             Earnings Per Share Calculations.

Exhibit No. - Continued             Exhibit


21             List of Subsidiaries.

23             Consent of KPMG Peat Marwick LLP.

27             Financial Data Schedule.
----------------------


(1) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996.

(3) Filed as an exhibit to the Company's registration Statement on Form S-1 (No. 2-83955) effective June 30, 1983, and incorporated herein by reference.

(4) Incorporated by reference from Exhibit 1 of the Company's Registration Statement on Form 8-A, filed by the Company with the Securities and Exchange Commission on February 21, 1995.

(5) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended May 29, 1987, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended May 28, 1990, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended May 30, 1988, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended May 27, 1991, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(10) Incorporated by reference from the Company's current report on Form 8-K filed on August 30, 1996.

(a)      Compensation plan, benefit plan or employment contract or arrangement.

                   El Chico Restaurants, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                            Page
Consolidated Financial Statements:


     Independent Auditors' Report                                            F-1


     Consolidated Balance Sheets at December 31, 1996 and 1995               F-2


     Consolidated Statements of Operations for the years ended
          December 31, 1996, 1995, and 1994                                  F-3


     Consolidated Statements of Changes in Stockholders' Equity for
          the years ended December 31, 1996, 1995, and 1994                  F-4


     Consolidated Statements of Cash Flows for the years ended
          December 31, 1996, 1995, and 1994                                  F-5


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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of El Chico Restaurants, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                           KPMG Peat Marwick LLP



Dallas, Texas
February 6, 1997

                   El Chico Restaurants, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
               (In Thousands of Dollars, Expect Par Value Amounts)


                                                                                       December 31,
                                                                              -------------------------------
                                                                                  1996              1995
                                                                              ------------      -------------
      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $   216            $   266
  Accounts receivable                                                                1,154                979
  Income tax receivable                                                                 --                 66
  Inventories                                                                          976              1,100
  Prepaid expenses and other                                                         1,330              1,346
  Deferred income taxes (Note I)                                                       824                 71
                                                                              ------------      -------------
              Total current assets                                                   4,500              3,828

PROPERTY AND EQUIPMENT, NET (Note B)                                                40,535             46,209
OTHER ASSETS AND DEFERRED COSTS                                                        681              1,002
DEFERRED INCOME TAXES (Note I)                                                       1,946                 --
                                                                              ------------      -------------
              TOTAL ASSETS                                                         $47,662            $51,039
                                                                              ============      =============


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt (Note D)                                  $      27          $      25
  Trade accounts payable                                                             4,459              4,384
  Accrued liabilities (Note C)                                                       5,114              4,115
  Income taxes payable                                                                 570                 --
                                                                              ------------      -------------
              Total current liabilities                                             10,170              8,524

LONG-TERM DEBT, less current maturities (Note D)                                     9,765              8,435
OTHER LONG-TERM LIABILITIES                                                          1,442              1,240
DEFERRED INCOME TAXES (Note I)                                                          --                343

COMMITMENTS AND CONTINGENCIES (Note E)

STOCKHOLDERS' EQUITY (Note F):
  Preferred stock - authorized 1,000,000 shares
    of $.10 par value; none issued                                                      --                 --
  Common stock - authorized 10,000,000 shares of $.10 par value;
    issued 4,750,142 and 4,746,975 shares in 1996 and 1995, respectively               475                475
  Additional paid-in capital                                                        15,925             15,895
  Retained earnings                                                                 18,876             21,938
  Unamortized value of restricted stock issued                                         (37)               (59)
                                                                              ------------      -------------
                                                                                    35,239             38,249
   Less treasury stock - at cost 1,057,760 and 651,744 shares in
      1996 and 1995, respectively                                                   (8,954)            (5,752)
                                                                              ------------      -------------
              Total stockholders' equity                                            26,285             32,497
                                                                              ------------      -------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $47,662            $51,039
                                                                              ============      =============



  The accompanying notes are an integral part of these consolidated financial statements.

                   El Chico Restaurants, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands of Dollars, Except per Share Amounts)




                                                                     Year Ended December 31,
                                                       ---------------------------------------------------
                                                              1996              1995              1994
                                                       ---------------      ------------       -----------
Revenues:
  Sales from Company-owned restaurants                  $   101,698       $   101,628       $       94,901
  Equipment sales                                                  825               908               832
  Franchise revenues                                             1,958             2,082             2,093
                                                               104,481           104,618            97,826
                                                       ---------------   ---------------   ---------------
Costs and expenses:
  Restaurant cost of sales - food and beverage                  27,016            25,772            24,273
  Restaurant cost of sales - labor                              33,725            33,637            31,435
  Restaurant operating expenses                                 29,794            29,084            26,881
  Cost of equipment sales                                          700               782               590
  General and administrative                                     9,468             9,227             8,967
  Special Charge (Note G)                                        9,421                --                --
  (Gain) loss on sale or disposition of assets (Note H)         (1,203)               --                41
  Interest expense                                                 686               602               146
  Interest income                                                  (75)              (78)              (88)
                                                       ---------------   ---------------   ---------------
                                                               109,532            99,026            92,245
                                                       ---------------   ---------------   ---------------
            Income (loss) before income taxes                   (5,051)            5,592             5,581
Income tax provision (benefit) (Note I)                         (1,989)            1,634             1,853
                                                       ---------------   ---------------   ---------------
            NET EARNINGS (LOSS)                         $       (3,062)   $        3,958    $        3,728
                                                       ===============   ===============   ===============
Net earnings (loss) per common share                    $        (0.79)   $         0.98    $         0.88
                                                       ===============   ===============   ===============
Weighted average number of shares and share
  equivalents outstanding                                    3,892,461         4,046,489         4,260,292
                                                       ===============   ===============   ===============










  The accompanying notes are an integral part of these consolidated financial statements.
                                                        F-3

                   El Chico Restaurants, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            (In Thousands of Dollars)


                                                                                                Unamortized
                                                                   Additional                    Value of
                                               Common Stock         Paid-In      Retained       Restricted     Treasury
                                           Shares        Amount     Capital      Earnings       Stock Issue     Stock       Total

Balances at December 31, 1993             4,719,973       $472      $14,263       $14,252           $(67)      $(4,076)     $24,844

Net earnings                                     --         --           --         3,728             --            --        3,728
Issuance of common stock under
 stock bonus plan, net                           --         --           71            --            (57)          (11)           3
Issuance of common stock pursuant
 to stock option plan                        23,667          2          249            --             --            --          251
Amortization of restricted stock issue           --         --           --            --             56            --           56
                                          ---------       -----     --------      --------          ------      -------     --------
Balances at December 31, 1994             4,743,640        474       14,583        17,980            (68)       (4,087)      28,882

Net earnings                                     --         --           --         3,958             --            --        3,958
Purchase of treasury stock                       --         --           --            --             --        (2,174)      (2,174)
Issuance of common stock under
 stock bonus plan, net                           --         --           52            --            (53)            9            8
Issuance of common stock pursuant
 to stock option plan                         3,335          1        1,260            --             --           500        1,761
Amortization of restricted stock issue           --         --           --            --             62            --           62
                                          ---------       -----     --------      --------          ------      -------     --------
Balances at December 31, 1995             4,746,975        475       15,895        21,938            (59)       (5,752)      32,497


Net loss                                         --         --           --        (3,062)            --            --       (3,062)
Purchase of treasury stock                       --         --           --            --             --        (3,208)      (3,208)
Issuance of common stock under
  stock bonus plan, net                          --         --           16            --            (40)            6          (18)
Issuance of common stock pursuant
  to stock option plan                        3,167         --           14            --             --            --           14
Amortization of restricted stock issue           --         --           --            --             62            --           62
                                       ------------   --------   ----------    ----------   ------------   -----------   ----------
Balances at December 31, 1996             4,750,142       $475      $15,925       $18,876           $(37)      $(8,954)     $26,285
                                       ============   ========   ==========    ==========   ============   ===========   ==========












  The accompanying notes are an integral part of these consolidated financial statements.
                                                        F-4

                   El Chico Restaurants, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)


                                                                              Year Ended December 31,
                                                                   ---------------------------------------------
                                                                         1996            1995            1994
                                                                       ---------       ---------       ---------
Cash flows from operating activities:
  Net (loss) earnings                                               $     (3,062)    $     3,958     $     3,728
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
       Special Charge                                                      9,421              --              --
       Depreciation and amortization of property and equipment             5,315           5,107           4,831
       Amortization of deferred costs                                        697           1,333           1,257
       (Gain) loss on sale or disposition of assets                       (1,203)             --              41
       Deferred income taxes                                              (3,042)             23             419
       Increase in accounts receivable                                      (175)           (127)           (155)
       Decrease (increase) in income tax receivable                           66             (66)            792
       Decrease in inventories                                               124              89             120
       Decrease (increase) in prepaid expenses and other                      16            (103)           (385)
       Increase in other assets and deferred costs                          (401)         (1,242)         (1,133)
       Increase (decrease) in trade accounts payable and accrued
           liabilities                                                      (822)            376            (353)
       Increase (decrease) in income taxes payable                           570            (173)            173
       Increase in other long-term liabilities                               202             314             254
       Other                                                                 238             412             125
         Net cash provided by operating activities                         7,944           9,901           9,714
                                                                   -------------    ------------    ------------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                             1,445              --           1,449
  Purchases of property and equipment                                     (7,595)        (13,015)        (13,784)
         Net cash used in investing activities                            (6,150)        (13,015)        (12,335)
                                                                   -------------    ------------    ------------

Cash flows from financing activities:
  Borrowings of long-term debt                                             1,355           2,925           2,250
  Repayment of long-term debt                                                (23)            (20)            (18)
  Purchase of treasury stock                                              (3,208)         (2,174)             --
  Proceeds from note receivable                                               --             245              --
  Issuance of common stock                                                    32           1,677             273
                                                                   -------------    ------------    ------------
         Net cash (used in) provided by financing activities              (1,844)          2,653           2,505
                                                                   -------------    ------------    ------------
         NET DECREASE IN CASH                                                (50)           (461)           (116)

Cash and cash equivalents at beginning of year                               266             727             843
                                                                   -------------    ------------    ------------
Cash and cash equivalents at end of year                            $        216     $       266     $       727
                                                                   =============    ============    ============

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
       Interest (net of amount capitalized)                         $        593     $       551     $        99
                                                                   =============    ============    ============
       Income taxes                                                 $        477     $     1,911     $     1,010
                                                                   =============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.
                                                        F-5

                   El Chico Restaurants, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995, and 1994


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

     Interest is capitalized with the construction of new restaurants as part of the asset to which it relates. Interest capitalized during 1996, 1995 and 1994 was not material.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

                   El Chico Restaurants, Inc. and Subsidiaries

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

     Earnings Per Common Share

     Earnings per common share are based on the weighted average number of shares and common share equivalents outstanding during each period determined using the treasury stock method. Primary common share equivalents are determined based on the average market price exceeding the exercise price of the stock options while fully diluted are determined based on the higher of the average or the ending market price exceeding the exercise price of the stock options.

     Stock Option Plan

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                   El Chico Restaurants, Inc. and Subsidiaries

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


NOTE B - PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                                December 31,
                                                      --------------------------------
                                                          1996                1995
                                                      ------------        ------------
                                                               (In Thousands)
Land                                                       $ 7,125             $ 7,732
Buildings and improvements                                  16,918              16,136
Leasehold improvements                                      24,230              27,878
Equipment, furniture and fixtures                           18,777              17,871
Construction in progress                                       492                 438
                                                      ------------        ------------
                                                            67,542              70,055
   Less accumulated depreciation
       and amortization                                    (27,007)            (23,846)
                                                      ------------        ------------
                                                           $40,535             $46,209
                                                      ============        ============


NOTE C - ACCRUED LIABILITIES

     Accrued liabilities consist of:

                                                                December 31,
                                                      --------------------------------
                                                              1996                1995
                                                      ------------       -------------
                                                               (In Thousands)
Compensation and related taxes                              $1,119              $1,689
Special charge                                               1,638                  --
Taxes, other than income and payroll                           979                 838
Insurance claims and administration                            607                 750
Rent                                                           232                 353
Other                                                          539                 485
                                                      ------------       -------------
                                                            $5,114              $4,115
                                                      ============       =============

                   El Chico Restaurants, Inc. and Subsidiaries

NOTE D - LONG-TERM DEBT

     Long-term debt consists of:

                                                                            December 31,
                                                                   -------------------------------
                                                                           1996               1995
                                                                   ------------      -------------
                                                                           (In Thousands)
Note payable to a bank under credit facility (see below)                 $9,730             $8,375
Other                                                                        62                 85
                                                                   ------------      -------------
                                                                          9,792              8,460
   Less current maturities                                                  (27)               (25)
                                                                   ------------      -------------
                                                                         $9,765             $8,435
                                                                   ============      =============


     The Company has an unsecured credit facility with a $16,000,000 commitment comprised of a $15,000,000 revolving line of credit and a $1,000,000 letter of credit facility. The line of credit matures on December 31, 1997, and may be converted to a term loan, payable quarterly on a 10-year amortization schedule, and maturing on December 31, 1999, and accordingly has been classified as non-current in the accompanying balance sheet. Both the line of credit and the term loan bear interest at the Company's option of prime rate or up to six-month LIBOR plus .75 percent. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR advances or quarterly for prime rate advances. Principally because of the special charge, the interest on the line of credit has been at LIBOR plus 1.75 percent and/or prime plus 0.50 percent since August 14, 1996 until certain financial results are met. In addition, the Company has entered into an interest rate swap (not for trading purposes, but to manage well defined interest rate risks) on a notional balance of $5 million, under which a fixed rate of 6.61 percent is paid against a floating rate equal to three-month LIBOR. A commitment fee of .25 percent is payable quarterly on any unused commitments.

     As of December 31, 1996, the line of credit bore interest as follows:


$5,000,000       8.34%        LIBOR plus 1.75 percent plus 1.06 (SWAP)
 4,000,000       7.28%        LIBOR plus 1.75 percent
   730,000       8.75%        Prime plus 0.5 percent
-----------
$9,730,000
===========

     Scheduled maturities of long-term debt as of December 31, 1996 are as follows (in thousands):


Fiscal Year
1997                                   $    27
1998                                     1,001
1999                                     8,764
                                        $9,792
                                   ===========

                   El Chico Restaurants, Inc. and Subsidiaries

NOTE E - COMMITMENTS AND CONTINGENCIES

     The Company leases land, buildings and equipment under noncancellable operating leases expiring at various dates through 2010. The following is a schedule of minimum rental payments under such leases (in thousands):


1997                           3,622
1998                           3,027
1999                           2,748
2000                           2,247
2001                           1,890
Thereafter                     6,288
                             $19,822
                        ============

     Most land and building lease agreements provide for contingent rentals based on sales. Rental expense for all leases was as follows (in thousands):


                                         Year Ended December 31,
                           ---------------------------------------------------
                               1996                1995               1994
                           -------------       ------------       ------------
Minimum rentals                   $3,487             $3,262             $2,805
Contingent rentals                   368                510                645
                                  $3,855             $3,772             $3,450
                           =============       ============       ============

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

                   El Chico Restaurants, Inc. and Subsidiaries

NOTE F - STOCKHOLDERS' EQUITY

    On May 2, 1996, the shareholders approved the El Chico Restaurants, Inc. 1995 Stock Plan ("the 1995 Plan"), which replaced and canceled all previous shares and options available for grant and reserved 400,000 shares for future grant. As of December 31, 1996 there were 207,062 shares available for grant and options covering 366,609 were exercisable at prices ranging from $3.16 to $12.13.
    Transactions during 1996, 1995, and 1994 were as follows:


                                                                     Weighted
                                                                     Average
                                                  Shares          Exercise Price
                                              ------------        --------------


Options outstanding at December 31, 1993           825,670        $       9.23
   Granted                                         260,000               12.08
   Exercised                                       (23,667)               7.77
   Forfeited                                      (342,001)               9.62
                                              ------------        --------------

Options outstanding at December 31, 1994           720,002               10.12
   Granted                                          98,500               10.46
   Exercised                                      (170,001)               9.50
   Forfeited                                       (10,000)              11.00

Options outstanding at December 31, 1995           638,501               10.33
   Granted                                         219,225                9.62
   Exercised                                        (3,167)               3.35
   Forfeited                                       (75,000)               9.99
Options outstanding at December 31, 1996           779,559        $      10.19
                                              ============        ==============


     The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.56 and $4.90 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5 percent, an expected life of 10 years, no expected dividend yield, volatility rate of 19 percent, and a forfeiture rate of 57.5 percent based upon historic data.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its 1996 and 1995 stock options under SFAS No. 123, there would have been no material impact on the consolidated financial statements. The compensation cost for options granted prior to January 1, 1995 is not considered as it is not required under SFAS No. 123.

                   El Chico Restaurants, Inc. and Subsidiaries

NOTE F - STOCKHOLDERS' EQUITY - Continued

     In February 1995, the Company's Board of Directors adopted a Shareholder Rights Plan pursuant to which purchase rights (the "Rights") were issued to holders of its common stock at the rate of one Right for each share of common stock. The Rights will trade with the Company's common stock until exercisable. The Rights become exercisable ten days after any person or group acquires 20 percent or more of the Company's outstanding common stock or announces a tender offer for 30 percent or more of the Company's outstanding common stock. The Rights thereafter entitle the holder to purchase one one-thousandth of a share of Preferred Stock for $48.00, and, under certain circumstances, would be modified to entitle certain holders to purchase additional Common Stock of the Company having a market value of two times the $48.00 exercise price of the Right, or to purchase common stock of an acquiring company having a market value of two times the $48.00 exercise price of the Right. The Rights expire on December 31, 2004 and may be redeemed by the Company for one cent per Right under certain circumstances.


NOTE G - SPECIAL CHARGE

     During the second quarter of 1996 the Company incurred a special charge of $9.4 million to provide for the impairment and exit plans of six units slated for closing, the impairment of the carrying values of three other stores that will continue operating as well as a write-down of certain other assets. One of the six stores is an older store that was closed and replaced with a new prototype which opened during the third quarter of 1996. The Company entered into agreements with two separate existing franchisees to operate two of the impaired stores. The remaining three impaired stores were closed and are held for sale. The effect of the impairment during 1996, excluding the replaced store, reduced depreciation and amortization expense by $452,000. Management reviews each restaurant regularly to determine that expected undiscounted cash flows are adequate to recover the related investment. When expected cash flows are inadequate, the Company writes down the asset to its recoverable value.


NOTE H - SALE OR DISPOSITION OF ASSETS

     During 1996, the Company sold three parcels of real estate including two stores previously leased to two franchisees which were sold to those franchisees and the sale of a vacant, underdeveloped piece of land adjacent to a franchise store resulting in gains of $1,203,000. During 1994, asset values for two restaurants were written-down $220,000 as future operations were not expected to provide sufficient cash flow to recover the related investments. In addition, during 1994, the Company closed six restaurants. One restaurant was sold resulting in a gain of $439,000, one was closed at a loss of $202,000, one was closed with minimal costs and the remaining three closings were provided for in 1993.

                   El Chico Restaurants, Inc. and Subsidiaries

NOTE I - INCOME TAXES

     The provision for income taxes consists of the following (in thousands):


                                     Year Ended December 31,
                      ------------------------------------------------------
                           1996                1995                1994
                      --------------      --------------      --------------
Expense (Benefit)
Federal:
   Current                      $934              $1,536              $1,258
   Deferred                   (3,042)                 23                 419
State                            119                  75                 176
                             ($1,989)             $1,634              $1,853
                      ==============      ==============      ==============

    The types of temporary differences between the tax and financial reporting bases of assets and liabilities that give rise to the deferred income tax assets (liabilities) and their related tax effects are as follows (in thousands):


                                                     December 31,
                                              ---------------------------
                                                 1996            1995
                                              ----------      -----------
Deferred tax assets:
   Special charge (Note G)                        $3,026              $--
   FICA tip credit                                   252               --
   Insurance reserves                                235              362
   Deferred compensation                             161              125
   Provision for restaurant closings                  65               65
   Other                                             119               12
                                              ----------      -----------
       Total deferred tax assets                   3,858              564
                                              ----------      -----------

Deferred tax liabilities:
   Property and equipment                         (1,073)            (747)
   Restaurant preopening costs                       (15)             (89)
                                              ----------      -----------
      Total deferred tax liabilities              (1,088)            (836)
                                              ----------      -----------
      Net deferred tax asset (liability)          $2,770            ($272)
                                              ==========      ===========

    The Company believes that the deferred tax assets at December 31,1996 and 1995 will be realized based upon historical levels of income and through reversals of existing taxable temporary differences during the carryforward period.

    The Company's effective income tax rate differs from the expected federal statutory income tax rate as a result of the following:



                                                                Year Ended December 31,
                                                --------------------------------------------------------
                                                    1996                   1995                 1994
                                                -------------          ------------          -----------
Expected income tax provision                      (34.0%)                34.0%                34.0%
State income taxes                                   1.7                   0.5                  3.3
FICA tip and TJTC tax credits                       (7.0)                 (5.9)                (5.1)
Other                                               (0.1)                  0.6                  1.0
   Income tax provision                            (39.4%)                29.2%                33.2%
                                                =============          ============          ===========

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                            EL CHICO RESTAURANTS, INC.


                                            By:  /s/ Wallace A. Jones
                                               ----------------------
                                               Wallace A. Jones, President and
                                               Chief Executive Officer
Date:  March 26, 1997


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                                  DATE
---------                    -----                                  ----
/s/ Wallace A. Jones       President and Chief Executive Officer  March 26, 1997
-------------------------  (Principal Executive Officer)
Wallace A. Jones

/s/ Lawrence E. White      Executive Vice President and Chief     March 26, 1997
-------------------------  Financial Officer (Principal Financial
Lawrence E. White          and Accounting Officer)

/s/ Grahame N. Clark, Jr.  Director                               March 26, 1997
-------------------------
Grahame N. Clark, Jr.

/s/ Jack D. Knox           Director                               March 26, 1997
--------------------------
Jack D. Knox

/s/ Joseph V. Mariner, Jr. Director                               March 26, 1997
--------------------------
Joseph V. Mariner, Jr.

/s/ Joseph S. Thomson      Chairman of the Board                  March 26, 1997
--------------------------
Joseph S. Thomson