Form 10-Q
period 1997-03-31
EL CHICO RESTAURANTS INC
filed 1997-05-14
CIK 719961

May 14, 1997



   Securities and Exchange Commission
   450 Fifth Street, N.W.
   Room 1004
   Judiciary Plaza
   Washington, D.C.  20549

   RE:  El Chico Restaurants, Inc. 10-Q for Quarter Ended March 31, 1997


   Gentlemen:

   We are transmitting electronically the Form 10-Q for El Chico
   Restaurants, Inc. for the quarter ended March 31, 1997.

   We are also forwarding three complete copies, one of which is manually signed, to the National Association of Securities Dealers, Inc.


   Sincerely,


   Susan R. Holland
   Vice President, Treasurer &
   Controller

   /ktc


   cc:    National Assoc. of Securities Dealers, Inc.
          (w/enclosures)
          Lawrence E. White
          Ron Frappier
          Darl Hatfield
          Britt Langford

==========================================================================
                         F O R M  1 0 - Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1997

                             OR

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________ to ________

   Commission file number   0-12802

                        EL CHICO RESTAURANTS, INC.
          --------------------------------------------------
         (Exact name of registrant as specified in its charter)

               Texas                                75-0982250
   ----------------------------         ----------------------------------
   (State or other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or organization)

               12200 Stemmons Freeway, Suite 100, Dallas, Texas 75234
             ---------------------------------------------------------
                  (Address of principal executive offices)
                               (Zip Code)

                              (972) 241-5500
             (Registrant's telephone number, including area code)

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

   Number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997.

   Common Stock, $0.10 par value: 3,706,335.

   ================================================================
               EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
          (In Thousands of Dollars, Except Par Value Amounts)

                                           March 31,       December 31,
                                             1997             1996
                                         (Unaudited)
          ASSETS
   Current Assets:
      Cash and Cash Equivalents            $  107            $   216
      Accounts Receivable                     1,282            1,154
      Inventories                             1,003              976
      Prepaid Expenses and Other              1,123            1,330
      Deferred Income Taxes                     471              824
                                             ------           ------
          Total Current Assets                3,986            4,500

   Property and Equipment - Net              41,583           40,535
   Other Assets and Deferred Costs              634              681
   Deferred Income Taxes                      2,372            1,946
                                             ------           ------
                                          $  48,575         $ 47,662

       LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
      Current Maturities of Long-Term Debt $    194         $    27
      Trade Accounts Payable                  4,428           4,459
      Accrued Liabilities                     3,085           5,114
      Income Taxes Payable                      243             570
                                             ------           ------
   Total Current Liabilities                  7,950          10,170

   Long-Term Debt, Less Current Maturities   10,662           9,765
   Other Long-Term Liabilities                3,222           1,442

   Stockholders' Equity:
      Preferred Stock - Authorized 1,000,000
        Shares of $.10 Par Value; None Issued     -               -
      Common Stock - Authorized 10,000,000
        Shares of $.10 Par Value; Issued
        4,750,142 Shares in 1997 and 1996       475             475
      Additional Paid-In Capital             15,938          15,925
      Retained Earnings                      19,308          18,876
      Unamrt Value of Restr Stk Issued          (26)            (37)
                                             ------          ------
                                             35,695          35,239
      Less Treasury Stock - At Cost, 1,057,760
        Shares in 1997 and 1996              (8,954)         (8,954)
                                             ------          ------
                                             26,741          26,285
                                             ------          ------
                                          $  48,575        $ 47,662
                                             ======          ======

               EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          (In Thousands of Dollars, Except Per Share Amounts)
                             (Unaudited)




                                                 Quarter Ended
                                       March 31, 1997      March 31, 1996
   Revenues:
      Sales from Company-Owned
       restaurants                       $  23,743           $ 25,346
      Equipment sales                           64                176
      Franchise revenues                       447                492
                                           -------            -------
                                            24,254             26,014
                                           -------            -------

   Cost and Expenses:
      Restaurant cost of sales - food
       and beverage                          6,255              6,997
      Restaurant cost of sales - labor       8,083              8,645
      Restaurant operating expenses          6,749              7,982
      Cost of equipment sales                   52                146
      General and administrative             2,345              2,378
      Interest expense                         189                157
      Interest income                          (19)               (14)
                                           -------            -------
                                            23,654             26,291
                                           -------            -------

        Income (loss) before income taxes      600               (277)
     Income tax provision (benefit)            168                (82)
                                           -------            -------
              NET EARNINGS (LOSS)           $  432            $  (195)
                                           =======            =======
   Net earnings (loss) per common share     $ 0.12            $ (0.05)
                                           =======            =======
   Weighted average number of shares and
    share equivalents outstanding        3,708,834          4,091,221
                                         =========          =========

            EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In Thousands of Dollars)
                            (Unaudited)



                                                   Quarter Ended
                                            March 31, 1997    March 31, 1996

   Cash Flows from Operating Activities:
      Net Earnings (Loss)                         $  432         $  (195)
      Adj to Reconcile Net Earnings (Loss)
       to Net Cash Provided by (Used in)
       Operating Activities:
          Depreciation and Amortization of
           Property and Equipment                  1,263           1,565
          Amortization of Deferred Costs             102             240
          Deferred Income Taxes                      (73)            (78)
          Dec (Increase) in Accts Receivable        (128)             66
          Increase in Income Tax Receivable           --             (88)
          Decrease (Increase) in Inventories         (27)             73
          Dec (Incr) in Prepd Expenses and Other     207            (182)
          Incr in Other Assets and Deferred Csts     (55)            (42)
          Decr in Trade Accts Pay and Accr Liab   (2,060)         (1,457)
          Decrease in Income Taxes Payable          (327)             --
          Incr in Other Long-Term Liabilities      1,780              31
          Other                                       30              43
                                                   -----          ------
        Net Cash Provided by (Used in)
         Operating Activities                      1,144            (24)
                                                   -----          ------

   Cash Flows from Investing Activities:
       Purchase of Property and Equipment         (2,323)        (1,161)
                                                   -----          ------
         Net Cash Used in Investing Activities    (2,323)        (1,161)
                                                   -----         ------

   Cash Flows from Financing Activities:
      Borrowings of Long-Term Debt                 1,070          1,800
      Purchase of Treasury Stock                      --           (203)
                                                   -----          ------
       Net Cash Provided by Financing Activities   1,070          1,597
                                                   -----          ------

       Net (Increase) Decrease in Cash              (109)           412

   Cash and Cash Equivalents at Begng of Period      216            266
                                                   -----          ------
      Cash and Cash Equivalents at End of Period    $107           $678
                                                  ======          ======

                  EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES

              Note to Consolidated Condensed Financial Statements
                                 (Unaudited)




   1.   Basis of presentation and other accounting information.

        The consolidated condensed financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of Management, necessary for a fair statement of the results of operations for the interim periods ended March 31, 1997 and March 31, 1996 and financial position at March 31, 1997. The adjustments consist only of normal recurring items. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The notes to the consolidated financial statements contained in the December 31, 1996 Annual Report on Form 10-K should be read in conjunction with the consolidated condensed financial statements included herein.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Forward-looking statements regarding management's present plans or expectations for new restaurant openings, remodels, other capital expenditures, the financing thereof, and disposition of impaired restaurants involve risks and uncertanties relative to return expections and related allocation of resources, and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expections, and such differences could be material. Similarly, forward-looking statements regarding management's present expections for operating results involve risks and uncertanties relative to these and other factors, such as advertising effectiveness and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. Management does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as to the date hereof.


   Liquidity and Capital Resources

        The Company has an unsecured credit facility with a $16,000,000 commitment comprised of a $15,000,000 revolving line of credit and a $1,000,000 letter of credit facility. The line of credit matures on December 31, 1997, and may be converted to a term loan, payable quarterly on a 10-year amortization schedule, and maturing on December 31, 1999. Both the line of credit and the term loan bear interest at the Company's option of prime rate or up to six-month LIBOR plus .75 percent. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR advances or quarterly for prime rate advances. Principally because of a special charge recorded during the second quarter of 1996, the interest on the line of credit has been at LIBOR plus 1.75 percent and/or prime plus 0.50 percent since August 14, 1996 until certain financial results are met. In addition, the Company has entered into an interest rate swap on a notional balance of $5 million, under which a fixed rate of 6.61 percent is paid against a floating rate equal to three-month LIBOR. A commitment fee of .25 percent is payable quarterly on any unused commitments. As of March 31, 1997, $10,800,000 was outstanding under the line of credit. The credit facility was obtained for the funding of the construction of new Company-owned restaurants, remodeling existing restaurants, and the purchase of the Company's headquarters facility during 1993 and has been used for repurchase of the Company's common stock subject to certain limitations. The Company plans to open one to three El Chico restaurants and one Cantina Laredo restaurant and remodel approximately ten to twelve El Chico restaurants during 1997 and estimates capital expenditures during 1997 to be approximately $10,000,000 to $11,000,000, which will be funded by internal operations and the existing credit facility.

       The Company is currently operating with a working capital deficit, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory. Working capital decreased from a deficit of $5,670,000 at December 31, 1996 to a deficit of $3,964,000 at March 31,
   1997, primarily as a result of a reclassification of accrued liabilities, associated with the second quarter 1996 special charge, to "Other Long-Term Liabilities" reflecting present plans for disposition of these properties.


   Results of Operations
   ---------------------

      Revenues for the quarter ended March 31, 1997 were $24.3 million, a decrease of 6.8 percent, as compared to $26.0 million for the quarter ended March 31, 1996. Company-owned restaurant sales included in these amounts were $23.7 million and $25.3 million, respectively, a decrease of 6.3 percent, reflecting a decrease in the number of stores and a decline in comparable Company-owned El Chico concept restaurant sales of
   3.5 percent.

      Franchise-related income decreased for the quarter due to a decrease in the number of revenue-producing stores and a decrease in comparable store sales of 1.8 percent.

      Pronto Design & Supply, Inc. (Pronto) is a wholly owned subsidiary in the business of designing food-service kitchens and supplying the related equipment. Equipment sales decreased for the quarter due to Pronto focusing its efforts on Company store remodels rather than outside sales.

      Restaurant food costs for the quarter decreased as a percentage of sales to 26.3 percent from 27.6 percent. Food cost was unusually high a year ago as a result of certain programs initiated to improve value perception such as 99-cent beer and margaritas, aggressive offering of free tortillas and product introductions with high food costs. The majority of these programs have been discontinued or scaled back.

      Restaurant labor at 34.0 percent of sales was about the same as the prior year's 34.1 percent. Hourly labor decreased as a percentage of sales and was partly offset by an increase in management compensation expense, due to an increase in the average number of managers per restaurant and an increase in average compensation per manager.

      Operating expenses for the quarter decreased as a percentage of sales from 31.5 percent to 28.4 percent as a result of lower depreciation, preopening, repair and maintenance and advertising costs. Depreciation declined due to the closing of under-performing stores during 1996.

      General and administrative costs for the quarter decreased $33,000 due to fewer field supervisors, partly offset by increased professional fees and the costs of continuing education programs for existing managers.

      Interest expense increased for the quarter due to an increase in average outstanding debt and interest rates.

      As of March 31, 1997 there were 67 Company-operated restaurants and 28 franchised restaurants.


   Accounting Matters
   ------------------

      In February 1997, the Financial Accounting Standards Board issued
   SFAS No. 128, Earnings Per Share (Statement 128). Statement 128 specifies the computations, presentation and disclosure requirements for earning sper share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS, respectively. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, with earlier application not permitted. If such early application were permitted, management believes the impact of the adoption would not have a material impact on the reported EPS at March 31, 1997 due to the anti-dilutive nature of the majority of the Company's common share equivalents at March 31, 1997.

   PART II.   OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders


        On May 8, 1997, the Company held its annual meeting of shareholders. At such meeting, the shareholders elected directors of the Company.

        The votes for directors were as follows.

          Nominee                    For         Withheld
          Wallace A. Jones        2,759,465       20,680
          Grahame N. Clark, Jr.   2,761,465       18,680
          Jack D. Knox            2,450,865      329,280
          Joseph V. Mariner, Jr.  2,757,965       22,180
          Joseph S. Thomson       2,758,921       21,224


   Item 6.   Exhibits and Reports on Form 8-K

   (a)       Exhibits
             27 Financial Data Schedule.

   (b) No report on Form 8-K was filed or required to be filed during the quarter ended March 31, 1997.




                             SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      EL CHICO RESTAURANTS, INC.


   Date: May 14, 1997                 By: /s/Susan R. Holland
                                          ----------------------
                                          Vice President, Treasurer &
                                          Controller