Form 10-Q
period 1997-06-30
EL CHICO RESTAURANTS INC
filed 1997-08-11
CIK 719961

August 11, 1997




   Securities and Exchange Commission
   450 Fifth Street, N.W.
   Room 1004
   Judiciary Plaza
   Washington, D.C.  20549

   RE:  El Chico Restaurants, Inc. 10-Q for Quarter Ended June 30, 1997


   Gentlemen:

   We are transmitting electronically the Form 10-Q for El Chico
   Restaurants, Inc. for the quarter ended June 30, 1997.


   Sincerely,



   Susan R. Holland
   Vice President, Treasurer &
   Controller


   /ktc



   cc:  National Assoc. of Securities Dealers, Inc.
        (w/enclosures)
       Lawrence E. White
       Ron Frappier
       Darl Hatfield
       Britt Langford

======================================================================


                      F O R M  1 0 - Q

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

   (Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1997

                             OR

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______ to _______

   Commission file number       0-12802


                  EL CHICO RESTAURANTS, INC.
   (Exact name of registrant as specified in its charter)

             Texas                                 75-0982250
   (State or other jurisdiction of              (I.R.S. Employer
      Incorporation or organization)            Identification No.)

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

   Number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.

   Common Stock, $0.10 par value: 3,710,696.
   ======================================================================

           EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
       (In Thousands of Dollars, Except Par Value Amounts)

                                            June 30,       December 31,
                                              1997            1996
                                          (Unaudited)
          ASSETS
   Current Assets:
      Cash and Cash Equivalents           $    925           $   216
      Accounts Receivable                    1,008             1,154
      Inventories                            1,080               976
      Prepaid Expenses and Other             1,027             1,330
      Deferred Income Taxes                    465               824
                                            ------            ------
         Total Current Assets                4,505             4,500

   Property and Equipment - Net             42,180            40,535
   Other Assets and Deferred Costs             546               681
   Deferred Income Taxes                     2,443             1,946
                                            ------            ------
                                          $ 49,674          $ 47,662

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
      Current Maturities of Long-Term Debt$    627          $     27
      Trade Accounts Payable                 4,291             4,459
      Accrued Liabilities                    3,448             5,114
      Income Taxes Payable                     208               570
                                            ------            ------
        Total Current Liabilities            8,574            10,170

   Long-Term Debt, Less Current Maturities  10,402             9,765
   Other Long-Term Liabilities               3,237             1,442

   Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000
   Shares of $.10 Par Value; None Issued         -                 -
   Common Stock - Authorized 10,000,000 Shares of
    $.10 Par Value; Issued 4,760,142 and 4,750,142
    Shares in 1997 and 1996, respectively      478               475
   Additional Paid-In Capital               15,991            15,925
   Retained Earnings                        19,973            18,876
   Unamortd Value of Restr Stck Issued         (39)              (37)
                                            ------            ------
                                            36,403            35,239
      Less Treas Stck - At Cost, 1,053,807
      and 1,057,760 Shares in 1997 and
      1996, respectively                    (8,942)           (8,954)
                                            ------            ------
                                            27,461            26,285
                                            ------            ------
                                         $  49,674         $  47,662
                                            ======            ======

             EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
         (In Thousands of Dollars, Except Per Share Amounts)
                            (Unaudited)




                                    Quarter Ended           Six Months Ended
                                    -------------           ----------------
                                   6/30/97   6/30/96       6/30/97   6/30/96
                                   --------  --------       -------  -------
   Revenues:

    Sales from Company-Owned
       restaurants                 $25,794   $26,139       $49,537   $51,485
    Equipment sales                    226       136           290       313
    Franchise revenues                 493       510           940     1,002
                                    ------    ------        ------    ------
                                    26,513    26,785        50,767    52,800
   Cost and Expenses:

    Restaurant cost of sales - food
     and beverage                    6,774     6,939        13,029    13,937
    Restaurant cost of sales -
     labor                           8,554     8,525        16,637    17,171
    Restaurant operating expses      7,515     7,541        14,264    15,524
    Cost of equipment sales            204       105           256       249
    General and administrative       2,319     2,438         4,664     4,816
    Special Charge                       -     9,421             -     9,421
    Gain on sale of assets               -      (605)            -      (605)
    Interest expense                   203       149           392       306
    Interest income                    (17)      (16)          (36)      (30)
                                    ------    ------        ------    ------
                                    25,552    34,497        49,206    60,789
                                    ------    ------        ------    ------

   Income (loss) before income
     taxes                             961    (7,712)        1,561   (7,989)
   Income tax provision (benefit)      296    (2,684)          464   (2,766)
                                    ------    ------        ------   ------
     NET EARNINGS (LOSS)           $   665   $(5,028)       $1,097  $(5,223)
                                    ======    ======        ======   ======
   Net earnings (loss) per
     common share                   $ 0.18   $ (1.27)       $ 0.30   $(1.30)
                                    ======    ======        ======   ======
   Weighted average number of
    shares and share equivalents
     outstanding                 3,718,332  3,964,076    3,713,583  4,027,649
                                  ========   ========     ========   ========

              EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In Thousands of Dollars)
                             (Unaudited)

                                                   Six Months Ended
                                             June 30,1997     June 30,1996

 Cash Flows from Operating Activities:
      Net Earnings (Loss)                        $1,097         $(5,223)
      Adjustments to Reconcile Net
       Earnings (Loss) to Net
        Cash Provided by Operating Activities:
           Special Charge                             -           9,421
           Gain on Sale of Property                   -            (605)
           Depreciation and Amortization of
            Property and Equipment                2,567           2,796
           Amortization of Deferred Costs           244             432
           Decrease in Accounts Receivable          146             128
           Decrease in Income Tax Receivable          -               8
           Decrease (Increase) in Inventories      (104)            179
           Decrease in Prepaid Expenses and Other   303             293
           Increase in Other Assets and Deferred
             Costs                                 (109)            (60)
           Decrease in Trade Accounts Payable and
             Accrued Liabilities                 (1,834)           (835)
           Decrease in Income Taxes Payable        (362)              -
           Increase (Decrease) in Long-Term
             Liabilities                          1,795            (137)
           Deferred Income Taxes                   (138)         (3,246)
           Other                                    158              99
                                                 ------          ------
    Net Cash Provided by Operating Activities     3,763           3,250
                                                 ------          ------
  Cash Flows from Investing Activities:
       Proceeds from Sale of Property                 -             700
       Purchase of Property and Equipment        (4,303)         (3,716)
                                                 ------          ------
     Net Cash Used in Investing Activities       (4,303)         (3,016)
                                                 ------          ------

   Cash Flows from Financing Activities:
      Borrowings of Long-Term Debt                1,249           1,760
      Purchase of Treasury Stock                      -          (2,112)
                                                 ------          ------
       Net Cash (Used in) Provided
        by Financing Activities                   1,249            (352)
                                                 ------          ------
       Net Decrease in Cash                         709            (118)

   Cash and Cash Equiv at Beginning of Period       216              266
                                                 ------           ------
   Cash and Cash Equivalents at End of Period    $  925           $  148
                                                 ======           ======

              EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES

           Note to Consolidated Condensed Financial Statements
                              (Unaudited)




   1.  Basis of presentation and other accounting information.

       The consolidated condensed financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of Management, necessary for a fair statement of the results of operations for the interim periods ended June 30, 1997 and June 30, 1996 and financial position at June 30, 1997. The adjustments consist only of normal recurring items except for the special charge discussed below. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The notes to the consolidated financial statements contained in the December 31, 1996 Annual Report on Form 10-K should be read in conjunction with the consolidated condensed financial statements.


   2.  Special Charge.

       During the quarter ended June 30, 1996, the Company incurred a special charge of $9.4 million to provide for the impairment and exit plans of six units slated for closing, the impairment of the carrying values of three other stores that will continue operating as well as a write-down of certain other assets. One of the six stores was an older store that was closed during the quarter and was replaced with a new prototype which opened July 1996. Subsequently, the Company entered into agreements with two separate existing franchisees to operate two of the six impaired restaurants. The three remaining impaired stores have been closed, two of which are subleased or under contract to sublease and the Company is in the process of locating a sublessor for the remaining closed store.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Forward-looking statements regarding management's present plans or expectations for new restaurant openings, remodels, other capital expenditures, the financing thereof, and disposition of impaired restaurants involve risks and uncertanties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material.
   Similarly, forward-looking statements regarding management's present expectations for operating results involve risks and uncertanties relative to these and other factors, such as advertising effectiveness and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. Management does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as to the date hereof.


   Liquidity and Capital Resources

       The Company has an unsecured credit facility with a $16,000,000 commitment comprised of a $15,000,000 revolving line of credit and a $1,000,000 letter of credit facility. The line of credit matures on December 31, 1997, and may be converted to a term loan, payable quarterly on a 10-year amortization schedule, and maturing on December 31, 1999. Both the line of credit and the term loan bear interest at the Company's option of prime rate or up to six-month LIBOR plus .75 percent. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR advances or quarterly for prime rate advances. In addition, the Company has entered into an interest rate swap on a notional balance of $5 million, under which a fixed rate of 6.61 percent is paid against a floating rate equal to three-month LIBOR. A commitment fee of .25 percent is payable quarterly on any unused commitments. As of June 30, 1997, $10,979,000 was outstanding under the line of credit. The credit facility was obtained for the funding of the construction of new Company-owned restaurants, remodeling existing restaurants, and the purchase of the Company's headquarters facility during 1993 and has been used for repurchase of the Company's common stock subject to certain limitations. The Company plans to open two El Chico restaurants and one Cantina Laredo restaurant and remodel ten El Chico restaurants during 1997 and estimates capital expenditures during 1997 to be approximately $9,000,000, which will be funded by internal operations and the existing credit facility.

       The Company is currently operating with a working capital deficit, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory. Working capital deficit decreased from $5,670,000 at December 31, 1996 to $4,069,000 at June 30, 1997, primarily as a result of a reclassification of accrued liabilities, associated with the second quarter 1996 special charge, to "Other Long-Term Liabilities" reflecting present plans for disposition of these properties.


   Results of Operations

       Revenues for the quarter ended June 30, 1997 were $26.5 million, a decrease of 1.0 percent, as compared to $26.8 million for the quarter ended June 30, 1996. Company-owned restaurant sales included in these amounts were $25.8 million and $26.1 million, respectively, a decrease of 1.3 percent. Comparable Company-owned El Chico concept restaurant sales were down 3.0 percent.

       Year-to-date revenues were $50.8 million compared with $52.8 million for the same period a year earlier. Company-owned restaurant sales included in these amounts were $49.5 million and $51.5 million, respectively. The decrease of 3.8 percent was primarily due to a decrease of 3.1 percent in comparable Company-owned El Chico concept restaurant sales.

       Franchise-related income decreased for the quarter and year-to-date due to a decrease in the number of revenue-producing stores and a decrease in comparable store sales of 1.1 percent and 1.4 percent, respectively.

       Pronto Design & Supply, Inc. (Pronto) is a wholly owned subsidiary in the business of designing food-service kitchens and supplying the related equipment. Equipment sales increased $90,000 for the quarter due to an increase in kitchen equipment sales to chain accounts. Equipment sales for the year-to-date decreased $23,000 due to a greater emphasis on Company store remodels during the first quarter of 1997 rather than outside sales. Cost of sales for the quarter and year-to-date increased due to lower vendor rebates.

       Restaurant food costs decreased as a percentage of sales to 26.3 percent from 26.5 percent due to the prior year amount including an adjustment for prior period sales tax, partly offset by an increase in ingredient cost in the current year related to sales of grill items which carry a higher food cost. For the year-to-date, food costs decreased to
   26.3 percent from 27.1 percent. Food cost was high a year ago as a result of certain programs initiated to improve value perception such as 99-cent beer and margaritas, aggressive offering of free tortillas, product introductions with high food costs and the adjustment for prior period sales tax. The majority of these programs have been discontinued.

       Restaurant labor increased for the quarter and year-to-date as a percentage of sales to 33.2 percent from 32.6 percent and to 33.6 percent from 33.4 percent, respectively, due to an increase in hourly labor, partly offset by lower management incentive expense.

       Operating expenses for the quarter increased as a percentage of sales from 28.8 percent to 29.1 percent as a result of an increase in advertising production costs, partly offset by a decrease in repair and maintenance expense. Operating expenses for the year-to-date decreased as a percentage of sales from 30.2 percent to 28.8 percent due to decreases in repair and maintenance costs and depreciation expense related to the prior year impairment of certain assets.

       General and administrative costs decreased for the quarter and year-to-date due to lower field supervision and corporate employee costs, partly offset by higher placement fees for recruitment of managers and professional fees.

       During the quarter a year ago the Company incurred a pre-tax special charge of $9.4 million to provide for the impairment and exit plans of six units slated for closing, the impairment of the carrying values of three other stores that will continue operating as well as a write-down of certain other assets. One of the six stores was an older store that was closed during the quarter a year ago and replaced with a new prototype which opened July 1996. Subsequently, the Company entered into agreements with two separate existing franchisees to operate two of the six impaired restaurants. The three remaining impaired stores have been closed, two of which are subleased or under contract to sublease and the Company is in the process of locating a sublessor for the remaining closed store.

       During the prior year quarter, the Company sold two parcels of real estate including the sale of a store previously leased to a franchisee which was sold to that franchisee and sale of a vacant, undeveloped piece of land adjacent to a franchise store resulting in gains of $605,000.

       Interest expense increased for the quarter and year-to-date due to higher interest rates and borrowings. Interest income for the quarter and year-to-date increased slightly by $1,000 and $6,000, respectively.

       At June 30, 1997 there were 68 Company-operated restaurants and 28 franchised restaurants.


   Accounting Matters

      In February 1997, the Financial Accounting Standards Board issued
   SFAS No. 128, Earnings Per Share (Statement 128). Statement 128 specifies the computations, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS, respectively. Statement 128 is effective for financial statements for both interim and annual periods beginning after December 15, 1997, with earlier application not permitted. If such early application were permitted, management believes the impact of the adoption would not have a material impact on the reported EPS at June 30, 1997 due to the anti-dilutive nature of the majority of the Company's common share equivalents at June 30, 1997.






   PART II.  OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K

   (a)      Exhibits
            3    - Amended Bylaws
            10.1 - Amendment No. 1 to Employment Agreement between Wallace
                   A. Jones and El Chico Restaurants, Inc.
            10.2 - Employment Agreement between Lawrence E. White and El
                   Chico Restaurants, Inc.
            10.3 - Description of Retention Incentive Policy for Designated
                   Executive Officers
            27   - Financial Data Schedule

   (b) No report on Form 8-K was filed or required to be filed during the quarter ended June 30, 1997.






                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       EL CHICO RESTAURANTS, INC.


   Date: August 11, 1997                By: /s/Susan R. Holland
                                           ---------------------------
                                           Vice President, Treasurer
                                           & Controller