Form 10-Q
period 1997-09-30
EL CHICO RESTAURANTS INC
filed 1997-11-12
CIK 719961

November 11, 1997




  Securities and Exchange Commission
  450 Fifth Street, N.W.
  Room 1004
  Judiciary Plaza
  Washington, D.C.  20549

  RE:  El Chico Restaurants, Inc. 10-Q for Quarter Ended September 30, 1997


  Gentlemen:

  We are transmitting electronically the Form 10-Q for El Chico Restaurants, Inc. for the quarter ended September 30, 1997.


  Sincerely,


  Susan R. Holland
  Vice President, Treasurer &
  Controller


  /ktc



  cc: National Assoc. of Securities Dealers, Inc. (electronic EDGAR submission)
      Lawrence E. White
      Ron Frappier
      Darl Hatfield
      Britt Langford

======================================================================
                      F O R M  1 0 - Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1997

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

  Number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1997.

  Common Stock, $0.10 par value: 3,717,386.

========================================================================


              EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
          (In Thousands of Dollars, Except Par Value Amounts)

                                        September 30,    December 31,
                                             1997           1996
                                         (Unaudited)
         ASSETS
  Current Assets:
     Cash and Cash Equivalents              $   995        $   216
     Accounts Receivable                        668          1,154
     Income Tax Receivable                       63              -
     Inventories                              1,066            976
     Prepaid Expenses and Other               1,245          1,330
     Deferred Income Taxes                      569            824
                                             ------         ------
             Total Current Assets             4,606          4,500

  Property and Equipment - Net               41,204         40,535
  Other Assets and Deferred Costs               717            681
  Deferred Income Taxes                       2,146          1,946
                                             ------         ------
                                          $  48,673       $ 47,662
                                             ======         ======

     LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
     Current Maturities of Long-Term Debt  $    732       $     27
     Trade Accounts Payable                   4,489          4,459
     Accrued Liabilities                      3,001          5,114
     Income Taxes Payable                         -            570
                                             ------          -----
         Total Current Liabilities            8,222         10,170

  Long-Term Debt, Less Current Maturities     8,675          9,765
  Other Long-Term Liabilities                 3,359          1,442

  Stockholders' Equity:
     Preferred Stock - Authorized 1,000,000 Shares
      of $.10 Par Value; None Issued              -              -
     Common Stock - Authorized 10,000,000 Shares of
      $.10 Par Value; Issued 4,772,166 and 4,750,142
      Shares in 1997 and 1996, respectively      479            475
     Additional Paid-In Capital               16,067         15,925
     Retained Earnings                        20,842         18,876
     Unamortized Value of Restr Stk Issued       (26)           (37)
                                              ------         ------
                                              37,362         35,239
     Less Treasury Stock - At Cost 1,054,780
      and 1,057,760 Shares in 1997 and
      1996, respectively                      (8,945)        (8,954)
                                              28,417         26,285
                                              ------         ------
                                           $  48,673      $  47,662

               EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
           (In Thousands of Dollars, Except Per Share Amounts)
                              (Unaudited)




                                      Quarter Ended       Nine Months Ended
                                   9/30/97    9/30/96    9/30/97     9/30/96
 Revenues:

   Sales from Company-Owned
    restaurants                   $25,228     $25,348    $74,765    $76,833
   Equipment sales                    300         132        590        445
   Franchise revenues                 487         499      1,427      1,501
                                   ------      ------      ------    ------
                                   26,015      25,979     76,782     78,779
                                   ------      ------     ------     ------
Costs and Expenses:

   Restaurant cost of sales - food
    and beverage                   6,639        6,660     19,668     20,597
   Restaurant cost of sales -
      labor                        8,484        8,305     25,121     25,476
   Restaurant operating exp        7,211        7,165     21,475     22,689
   Cost of equipment sales           258          124        514        373
   General and administrative      2,597        2,358      7,261      7,174
   Special Charge                      -            -          -      9,421
   Gain on sale of assets           (529)        (597)      (529)    (1,202)
   Interest expense                  185          184        577        490
   Interest income                   (13)         (23)       (49)       (53)
                                  ------       ------     ------     ------
                                  24,832       24,176     74,038     84,965
                                  ------       ------     ------     ------

       Income (loss) before
           income taxes            1,183        1,803      2,744     (6,186)
  Inc tax provision (benefit)        314          460        778     (2,306)
                                  ------       ------     ------     -------
        NET EARNINGS (LOSS)      $   869      $ 1,343     $1,966    $(3,880)
                                  ======       ======     ======    =======
  Net earnings (loss) per common
   share                         $  0.23      $  0.35     $ 0.53    $ (0.98)
                                   ======      ======     ======     ======
  Weighted average number of
   shares and share equivalents
   outstanding
                                3,743,471  3,793,548   3,723,546    3,959,476
                                =========  =========   =========    =========

               EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In Thousands of Dollars)
                               (Unaudited)


                                                  Nine Months Ended
                                           Sept 30, 1997    Sept 30, 1996
                                           -------------    -------------
  Cash Flows from Operating Activities:
     Net Earnings (Loss)                       $ 1,966          $(3,880)
     Adj to Reconcile Net Earnings (Loss) to Net
       Cash Provided by Operating Activities:
         Special Charge                              -            9,421
         Gain on Sale of Property                 (529)          (1,202)
         Depreciation and Amortization
         of Property and Equipment               3,904            4,049
         Amortization of Deferred Costs            345              585
         Decrease in Accounts Receivable           486              143
         Increase in Income Tax Receivable         (63)            (314)
         Decrease (Increase) in Inventories        (90)             124
         Decrease (Increase) in Prepaid
          Expenses and Other                        85             (113)
         Inc in Other Assets and Defd Costs       (381)            (275)
         Decrease in Trade Accounts Payable and
          Accrued Liabilities                   (2,083)            (860)
         Decrease in Income Taxes Payable         (570)               -
         Inc (Dec) in Long-Term Liabilities      1,917              (45)
         Deferred Income Taxes                      55           (2,403)
         Other                                     149              120
                                               -------          -------
       Net Cash Provided by Oper Activities      5,191            5,350
                                               -------          -------

  Cash Flows from Investing Activities:
      Proceeds from Sale of Property             1,142            1,445
      Purchase of Property and Equipment        (5,299)          (5,864)
                                               -------          -------
    Net Cash Used in Investing Activities       (4,157)          (4,419)
                                                -------         -------

  Cash Flows from Financing Activities:
     (Repayment) Borrowings of Long-Term Debt     (385)           1,855
     Purchase of Treasury Stock                       -          (2,912)
     Issuance of Common Stock                       130              43
                                                -------         -------
      Net Cash Used in Financing Activities        (255)         (1,014)
                                                -------         -------
      Net Increase (Decrease) in Cash               779             (83)
  Cash and Cash Equivalents at Beginning of Period  216             266
                                                -------         -------
  Cash and Cash Equivalents at End of Period    $   995          $  183
                                                =======         =======

               EL CHICO RESTAURANTS, INC. AND SUBSIDIARIES

          Notes to Consolidated Condensed Financial Statements
                               (Unaudited)




  1.    Basis of presentation and other accounting information.

          The consolidated condensed financial statements and information included herein are unaudited; however, they reflect all adjustments which are, in the opinion of Management, necessary for a fair statement of the results of operations for the interim periods ended September 30, 1997 and 1996 and the financial position at September 30, 1997. The adjustments consist only of normal recurring items except for the special charge discussed below. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The notes to the consolidated financial statements contained in the December 31, 1996 Annual Report on Form 10-K should be read in conjunction with the consolidated condensed financial statements.


  2.    Special Charge.

    During the quarter ended June 30, 1996, the Company incurred a special charge of $9.4 million to provide for the impairment and exit plans of six units slated for closing, the impairment of the carrying values of three other stores that will continue operating as well as a write-down of certain other assets. One of the six stores was an older store that was closed during the quarter and was replaced with a new prototype which opened July 1996. Subsequently, the Company entered into agreements with two separate existing franchisees to operate two of the six impaired restaurants. The three remaining impaired stores have been closed, one of which has been sold, one of which is subleased and the Company is in the process of locating a sublessor for the remaining closed store.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Forward-looking statements regarding management's present plans, or those of the party expected to acquire the company, to achieve future performance and objectives involve risks and uncertainties concerning many factors, many of which are not fully within management's control or influence. Such factors could cause actual results to differ from plans or expectations, and such differences could be material. Factors affecting future performance and plans include but are not limited to: ability of the party expected to acquire the company to satisfy all necessary conditions to closing its financing commitments; achievement of the necessary vote of the company's shareholders to approve the acquisition of the company by a third party; changing economic and competitive conditions; ability to negotiate satisfactory agreements with third parties for supplies, services, financing, new restaurant locations, and other needs; ability to attract and retain qualified personnel; ability to achieve expected returns on investments and operational programs; and consumer reaction to advertising, remodels, new restaurants, product offerings, and operational improvement programs. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date hereof. Management does not expect to update such forward-looking statements continually as conditions change, and readers are urged to review carefully and consider the various disclosures in periodic reports, including reports on Forms 8-K, 10-K and 10-Q, filed with the Securities and Exchange Commission.


  Liquidity and Capital Resources

    The Company has an unsecured credit facility with a $16,000,000 commitment comprised of a $15,000,000 revolving line of credit and a $1,000,000 letter of credit facility. The line of credit matures on December 31, 1997, and may be converted to a term loan, payable quarterly on a 10-year amortization schedule, and maturing on December 31, 1999. Both the line of credit and the term loan bear interest at the Company's option of prime rate or up to six-month LIBOR plus .75 percent. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR advances or quarterly for prime rate advances. In addition, the Company has entered into an interest rate swap on a notional balance of $5 million, under which a fixed rate of 6.61 percent is paid against a floating rate equal to three-month LIBOR. A commitment fee of .25 percent is payable quarterly on any unused commitments. As of September 30, 1997, $9,363,000 was outstanding under the line of credit. The credit facility was obtained for the funding of the construction of new Company-owned restaurants, remodeling existing restaurants, and the purchase of the Company's headquarters facility during 1993 and has been used for repurchase of the Company's common stock subject to certain limitations. During the nine months ended September 30, 1997, the Company had opened one new El Chico restaurant and remodeled eight El Chico restaurants. During the fourth quarter, the Company plans to complete up to three remodels and estimates total capital expenditures during 1997 to be approximately $7 to $8 million, which will be funded by internal operations and the existing credit facility.

    The Company is currently operating with a working capital deficit, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in either accounts receivable or inventory. Working capital deficit decreased from $5,670,000 at December 31, 1996 to $3,616,000 at September 30, 1997,
  primarily as a result of a reclassification of accrued liabilities, associated with the second quarter 1996 special charge, to "Other Long-Term labilities" reflecting present plans for disposition of these properties.

    The Company has entered into an agreement and plan of merger, as amended, under which the Company would be acquired by another party upon the affirmative vote of the holders of at least two thirds of the Company's outstanding Common Stock and upon the successful financing of the transaction by the acquiring party. The Board of Directors of the Company unanimously believes the transaction is in the best interests of the Company's shareholders. The acquiring party presently is working to obtain the necessary financing, and the Company is providing reasonable accommodation to assist that effort, as well as preparing to obtain the vote of shareholders. The Company's plans and financing requirements could change as a result of the outcome of the transactions.


  Results of Operations

    Revenues for the quarter ended September 30, 1997 were $26.0 million, an increase of .1 percent from the quarter ended September 30, 1996. Company-owned restaurant sales were $25.2 million and $25.3 million, respectively, for the compared periods, a decrease of .5 percent. Comparable Company-owned El Chico concept restaurant sales were down 2.1 percent.

    Year-to-date revenues were $76.8 million compared with $78.8 million for the same period a year earlier. Company-owned restaurant sales included in these amounts decreased from $76.8 million to $74.8 million due to a decrease of 2.7 percent in comparable Company-owned El Chico concept restaurant sales.

    Franchise-related income decreased for the quarter and year-to-date due to a decrease in the number of revenue-producing stores and a decrease in comparable store sales of 2.0 percent and 1.6 percent, respectively.

    Pronto Design & Supply, Inc. (Pronto) is a wholly owned subsidiary in the business of designing food-service kitchens and supplying the related equipment. Equipment sales increased for the quarter and year-to-date due to the sale of equipment for a major remodel to a franchisee. Costs of sales for the quarter decreased as a percentage of sales as the prior year included a sale with unusually high costs. Cost of sales for the year-to-date increased due to lower vendor rebates relative to sales.

    Restaurant food costs for the quarter remained the same as prior year as a percentage of sales, 26.3 percent. For the year-to-date, food costs decreased to 26.3 percent from 26.8 percent. Food cost was higher a year ago as a result of certain programs initiated to improve value perception such as 99-cent beer and margaritas, aggressive offering of free tortillas, product introductions with high food costs and an adjustment for prior period sales tax. The majority of these programs have been discontinued.

    Restaurant labor increased for the quarter and year-to-date as a percentage of sales to 33.6 percent from 32.8 percent and to 33.6 percent from 33.2 percent, respectively, due to increased management compensation.

    Operating expenses for the quarter increased as a percentage of sales from 28.3 percent to 28.6 percent as a result of an increase in advertising and laundry costs, partly offset by a decrease in repair and maintenance, insurance and supply costs. Operating expenses for the year-to-date decreased as a percentage of sales from 29.5 percent to 28.7 percent due to decreases in repair and maintenance costs, depreciation expense related to the prior year impairment of certain assets and insurance expense, partly offset by increases in advertising and laundry expenses.

    General and administrative costs increased for the quarter due to expenses associated with the previously announced merger of the Company ($406,000, including the cost of a fairness opinion and legal and other fees) and increased professional fees, principally restaurant management recruiting fees, partly offset by lower development training for existing managers and employee costs. General and administrative costs increased for the year-to-date due to cost associated with the merger of $462,000 and increased professional fees, principally restaurant management recruiting fees, partly offset by lower new management training and decreased accrued executive bonus.

    During the quarter a year ago the Company incurred a pre-tax special charge of $9.4 million to provide for the impairment and exit plans of six units slated for closing, the impairment of the carrying values of three other stores that would continue operating as well as a write-down of certain other assets. One of the six stores was an older store that was closed during the quarter a year ago and replaced with a new prototype which opened July 1996. Subsequently, the Company entered into agreements with two separate existing franchisees to operate two of the six impaired restaurants and one of the six impaired stores has been subleased. During the quarter ended September 30, 1997 one of the six impaired stores was sold with the gain reflected in "Gain on sale of assets" and the Company is in the process of locating a sublessor for the remaining closed store. Subsequent to September 30, 1997, one of the three impaired stores that was to continue to operate was closed. The Company anticipates the financial impact of this closing to be immaterial.

    In addition to selling one of the impaired stores during the quarter, the Company sold a parcel of undeveloped land in a market where no further new store openings are planned in the foreseeable future.

    Interest expense remained basically unchanged for the quarter and increased for the year-to-date due to higher interest rates and borrowings and lower capitalized interest.

    At September 30, 1997 there were 68 Company-operated restaurants and 28 franchised restaurants.


  Accounting Matters

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share (Statement 128). Statement 128 specifies the computations, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS, respectively. Statement 128 is effective for financial statements for both interim and annual periods beginning after December 15, 1997, with earlier application not permitted. If such early application were permitted, management believes the impact of the adoption would not have a material impact on the reported EPS at September 30, 1997.

  PART II.  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits
         27 - Financial Data Schedule

  (b) A Form 8-K was filed on August 29, 1997 related to the employment agreement between El Chico Restaurants, Inc. and Wallace A. Jones.

  (c) A Form 8-K was filed on September 25, 1997 related to the agreement and plan of merger dated September 23, 1997 by and between El Chico Holding Company, L.P. and El Chico Acquisition, Inc. and El Chico Restaurants, Inc. and related escrow agreement.

  (d) A Form 8-K was filed on October 24, 1997 for the amendment to the agreement and plan of merger dated September 23, 1997 by and between El Chico Holding Company, L.P. and El Chico Acquisition, Inc. and El Chico Restaurants, Inc.

  (e) A Form 8-K was filed on November 4, 1997 for the second amendment, dated October 31, 1997, to the agreement and plan of merger dated September 23, 1997, as amended, by and between El Chico Holding Company, L.P. and El Chico Acquisition, Inc. and El Chico Restaurants, Inc.



                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     EL CHICO RESTAURANTS, INC.


  Date: November 11, 1997            By: /s/Susan R. Holland
                                        -----------------------------
                                        Susan R. Holland
                                        Vice President, Treasurer &
                                        Controller